Form 10QSB
period 1998-06-30
UNISERVICE CORP/FL
filed 1998-09-11
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-24681

                             UNISERVICE CORPORATION
             (Exact name of registrant as specified in its charter)

           FLORIDA                                            65-0816177
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida                 33431
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (561) 347-6398

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes                      No  X
   -----                   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1998, there were 30,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION

                                      INDEX

Part I.           Financial Information

Item 1.           Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                             UNISERVICE CORPORATION

                    Supplemental Consolidated Balance Sheets

                                   A S S E T S

                                                              JUNE 30,                 DECEMBER 31,
                                                                1998                       1997
                                                         ----------------            ---------------
                                                             (Unaudited)
Current Assets:
    Cash and cash equivalents                            $        314,685            $       647,549
    Accounts receivable, net                                      306,446                    373,946
    Due from related party                                             -                     148,000
    Other receivables                                             161,231                    115,195
    Inventory                                                     453,628                    515,563
    Income taxes receivable                                        58,443                    145,435
    Offering costs                                                265,976                    118,311
    Other current assets                                           33,235                    114,723
                                                         ----------------            ---------------

           Total Current Assets                                 1,593,644                  2,178,722
                                                         ----------------            ---------------

Property and Equipment, net                                     6,875,192                  6,468,247
                                                         ----------------            ---------------

Other Assets:
    Intangibles, net                                              133,318                    139,404
    Deposits                                                      448,591                    473,259
                                                         ----------------            ---------------

           Total Other Assets                                     581,909                    612,663
                                                         ----------------            ---------------

                                                         $      9,050,745            $     9,259,632
                                                         ================            ===============



The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 JUNE 30,                 DECEMBER 31,
                                                                                   1998                       1997
                                                                            ----------------            ---------------
                                                                                (Unaudited)
Current Liabilities:
   Accounts payable                                                         $      1,237,118            $     1,300,659
   Obligations with banks:
     Lines-of-credit                                                                       -                     81,117
     Current portion                                                                 214,270                    319,249
   Notes payable                                                                      24,772                     70,206
   Bridge loan payable                                                               150,000                          -
   Sales tax and withholdings                                                        145,189                    163,761
   Accrued expenses and other current liabilities                                    577,226                    843,988
   Current portion of capital lease obligations                                       65,511                    190,347
   Deferred revenue                                                                  158,157                    239,335
                                                                            ----------------            ---------------

         Total Current Liabilities                                                 2,572,243                  3,208,662
                                                                            ----------------            ---------------

Long-Term Liabilities:
   Obligations with banks, excluding current portion                               1,295,252                  1,331,733
   Due to related party                                                            1,008,758                    679,095
   Capital lease obligations, excluding current portion                              754,825                    864,583
                                                                            ----------------            ---------------

         Total Long-Term Liabilities                                               3,058,835                  2,875,411
                                                                            ----------------            ---------------

Stockholders' Equity:
   Class A common stock, $.0001 par value; 20,000,000
    shares authorized; 30,000 and -0- issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively                                   3                          -
   Class B common stock, $.0001 par value; 2,000,000
    shares authorized; 1,400,000 shares issued and
    outstanding at June 30, 1998 and December 31, 1997                                   140                        140
   Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                                           -                          -
   Additional paid-in capital                                                      3,355,259                  3,287,762
   Retained earnings                                                                 598,759                     93,176
   Cumulative translation adjustment                                                (534,494)                  (205,519)
                                                                            ----------------            ---------------

         Total Stockholders' Equity                                                3,419,667                  3,175,559
                                                                            ----------------            ---------------

                                                                            $      9,050,745            $     9,259,632
                                                                            ================            ===============


The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

                 Supplemental Consolidated Statements of Income

                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                              JUNE 30,                                    JUNE 30,
                                               -------------------------------------       --------------------------------------
                                                     1998                  1997                  1998                  1997
                                               -----------------     ---------------       -----------------      ---------------
                                                 (Unaudited)                                 (Unaudited)
Revenues                                       $     3,461,487       $     3,392,258       $     6,914,451        $    6,637,210
Cost of Operations                                   1,402,749             1,467,370             2,829,130             2,874,572
                                               ---------------       ---------------       ---------------        --------------

Gross Profit                                         2,058,738             1,924,888             4,085,321             3,762,638
                                               ---------------       ---------------       ---------------        --------------

Selling and Administrative Expenses:
   Payroll and employee benefits                       470,297               414,346             1,013,393               861,129
   Occupancy                                           494,586               494,360               970,197               956,775
   Other selling and administrative                    787,868               836,868             1,662,595             1,712,576
                                               ---------------       ---------------       ---------------        --------------

                                                     1,752,751             1,745,574             3,646,185             3,530,480
                                               ---------------       ---------------       ---------------        --------------

Income from Operations                                 305,987               179,314               439,136               232,158

Other Income (Expenses):
  Other, net                                            88,348               238,963               203,680               372,227
  Interest expense                                    (104,378)              (87,283)             (137,233)             (165,197)
                                               ---------------       ---------------       ----------------       --------------

                                                       (16,030)              151,680                66,447               207,030
                                               ---------------       ---------------       ---------------        --------------

Net Income                                     $       289,957       $       330,994       $       505,583        $      439,188
                                               ===============       ===============       ===============        ==============


Net Income Per Common Share                    $          0.21       $          0.24       $          0.36        $         0.31
                                               ===============       ===============       ===============        ==============


Weighted Average Common Shares
  Outstanding                                        1,415,000             1,400,000             1,415,000             1,400,000
                                               ===============       ===============       ===============        ==============




The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

          Supplemental Consolidated Statements of Stockholders' Equity



                                         CLASS A     CLASS B      ADDITIONAL       RETAINED       CUMULATIVE         TOTAL
                                          COMMON      COMMON       PAID-IN         EARNINGS      TRANSLATION     STOCKHOLDERS'
                                          STOCK       STOCK        CAPITAL        (DEFICIT)       ADJUSTMENT        EQUITY
                                         --------    --------    -----------      ---------       ----------      ------------
Balance at December 31, 1997                    -         140    $ 3,287,762      $  93,176       $ (205,519)     $  3,175,559

Net income (unaudited)                          -           -              -        505,583                -           505,583

Class A Common stock issued in

 connection with bridge loan                    3           -         67,497              -                -            67,500

Translation adjustment (unaudited)              -           -              -              -         (328,975)         (328,975)
                                         --------    --------    -----------      ---------       ----------      ------------

Balance at June 30, 1998
  (unaudited)                            $      3    $    140    $ 3,355,259      $ 598,759       $ (534,494)     $  3,419,667
                                         ========    ========    ===========      =========       ==========      ============




The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

               Supplemental Consolidated Statements of Cash Flows

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                               -----------------------------------------------
                                                                                       1998                       1997
                                                                               -------------------          ------------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                                  $           505,583          $          439,188
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                         128,126                     276,249
     Deferred income taxes                                                                       -                        (730)
     Translation adjustment                                                               (328,975)                     56,571
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                           67,500                     185,043
         Other receivables                                                                 (46,036)                   (188,402)
         Inventory                                                                          61,935                     (52,481)
         Income taxes receivable                                                            86,992                      (4,661)
         Offering costs                                                                   (147,665)                         -
         Other current assets                                                               81,488                    (203,213)
         Intangibles                                                                         6,086                      (2,902)
         Deposits                                                                           24,668                     (16,417)
       Increase (decrease) in:
         Accounts payable                                                                  (63,541)                    221,570
         Sales tax and withholdings                                                        (18,572)                    (21,673)
         Accrued expenses and other current liabilities                                   (266,762)                    270,543
         Deferred revenue                                                                  (81,178)                    (67,638)
                                                                               -------------------          ------------------

Net Cash Provided by Operating Activities                                                    9,649                     891,047
                                                                               -------------------          ------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                  (535,071)                   (603,401)
                                                                               -------------------          ------------------

                             UNISERVICE CORPORATION

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                    ------------------------------------------------
                                                                            1998                       1997
                                                                    -------------------          -------------------

                                                                         (Unaudited)
Cash Flows from Financing Activities:
   Repayment of notes payable to banks                                         (150,413)                   (505,860)
   Dividends paid                                                                     -                     (19,487)
   Proceeds from bridge loan                                                    150,000                           -
   Net proceeds (repayment) of lines-of-credit                                  (81,117)                          -
   Net proceeds from related parties                                            395,164                     (40,085)
   Payments on capital lease obligations                                       (234,595)                    (92,324)
   Proceeds from long-term debt                                                 113,519                     419,439
   Repayment of long-term debt                                                        -                     (87,951)
                                                                    -------------------          ------------------

Net Cash Provided by (Used in) Financing Activities                             192,558                    (326,268)
                                                                    -------------------          ------------------

(Decrease) in Cash and Cash Equivalents                                        (332,864)                    (38,622)

Cash and Cash Equivalents - Beginning of Period                                 647,549                     142,775
                                                                    -------------------          ------------------

Cash and Cash Equivalents - End of Period                           $           314,685          $          104,153
                                                                    ===================          ==================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period of interest                          $           137,233          $          165,197

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection
    with bridge loan                                                             67,500                           -

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company generates revenues in two ways: sales of products from restaurant locations (approximately 92% of total revenues) and sales of coupon books (approximately 8% of total revenues). Typically, business entities will receive coupon books from the Company and give them to employees as incentives. The coupon holders present the coupons to the individual restaurants which will subsequently bill the employer for the food purchased by the coupon holders.

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 40% of total revenues, as well as payroll and rent which represent 19% and 12% of total revenues, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

Gross revenues for the six months ended June 30, 1998 increased $277,241 over the six months ended June 30, 1997 from $6,637,210 to $6,914,451, an increase of approximately 4%. This increase is primarily due to the opening of three new restaurants.

Cost of operations for the six months ended June 30, 1998 decreased $45,442 from $2,874,572 to $2,829,130, a decrease of approximately 2%. Although three new restaurants were operational during the six months ended June 30, 1998, a decrease in the cost of fresh chicken and the successful efforts of management to control costs limited the increase in costs of operations during the six months ended June 30, 1998.

Gross profits increased from $3,762,638 or 57% during the six months ended June 30, 1997, to $4,085,321 or 59% in the comparable period in 1998, due to an increase in the sales prices of the principle combination (the popular item of sale).

Selling and administrative expenses for the six months ended June 30, 1998 were $3,646,185 compared to $3,530,480 for the six months ended June 30, 1997, an increase of $115,705 or 3%. This slight increase is due to the hiring and training of personnel to support the expected increased growth of the Company in 1998 and the opening of three new restaurants in early 1998.

Other income (expenses) decreased from $207,030 for the six months ended June 30, 1997 to $66,447 for the six months ended June 30, 1998. This decrease of $140,583 is principally due to timing recognition issues related to the receipt of the Company's promotional fees for advertising with its suppliers. The Company has delayed recognition of these receipts from the first quarter of 1998 to the last quarter of 1998. This has resulted in a reduction of about $169,000 of fees at June 30, 1998. This decrease in other income was offset by a decrease in interest expense of approximately $27,964 due to a decrease in bank obligations of approximately $80,000 and an increase due to the amortization of $50,625 of bridge loan financing.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

As a result of the factors discussed above, net income for the six months ended June 30, 1998 was $505,583 compared to $439,188 for the six months ended June 30, 1997, an increase of $66,395 or 15%.

LIQUIDITY AND CAPITAL RESOURCES

While the Company and its restaurants have a significant presence in Chile and particularly in Santiago, the Company is seeking to accelerate its growth and expand its operations not only in the Santiago area, but also in other cities in Chile with populations of approximately 100,000 or more. The Company's growth to date has been financed through internally generated revenues and bank financing. In order to facilitate its proposed growth, the Company has allocated approximately $2,465,000 from an initial public offering (IPO), which was completed in August 1998, to open approximately four to five new KFC(R) restaurants during the next twelve months. See Item S Subsequent Events for explanation of IPO.

At June 30, 1998, accounts receivable decreased by $67,500 to $306,446 from $373,946 at December 31, 1997. The amount of receivables outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. Furthermore, during 1998, in order to provide greater financial strength to the Company, management emphasized an acceleration of collections in an attempt to reduce short term liabilities, in particular accounts payable. As a result of these efforts, both accounts receivable and accounts payable have decreased substantially.

Due from related parties decreased from $148,000 at December 31, 1997 to $-0- at June 30, 1998 as a result of a payment received from Kyoto, the Company's principal shareholder.

Due to related parties increased from $679,095 at December 31, 1997 to $1,008,758 at June 30, 1998 as a result of additional borrowing from its affiliated company, Kyoto. This amount represented two loan agreements for an aggregate principal amount of $1,110,398 entered into with Kyoto. $400,000 principal amount of the loan, plus accrued interest, bore interest at an annual rate of 7.8%, and was repaid from the proceeds of the IPO. The remaining $608,758 plus accrued interest, bears interest at 9% per annum and shall be repaid from the Company's operations before year end.

Current obligations to banks decreased to $214,270 at June 30, 1998 from $319,249 at December 31, 1997, a decrease of $104,979. This decrease is attributable to management's efforts to reduce debt as well as to a decrease in working capital needs.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Between January and March 1998, the Company received a loan in the amount of $150,000 from an accredited investor to be used to pay a portion of the costs and expenses of the IPO (the "Bridge Financing"). This loan is evidenced by a promissory note bearing an interest rate of 8.5% per year. The Company was obligated and repaid this note on the closing date of the IPO. As additional consideration, the investor received 30,000 shares of Class A Common Stock. In connection with such loan, the Company capitalized approximately $67,500 and will incur an amortization expense of $67,500. Such expense will result in a charge to earnings of approximately $17,000 through June 30, 1998 and an additional charge of $50,500 for the third quarter of 1998 and ending upon repayment of such loan.

Other current assets decreased to $33,235 at June 30, 1998 from $114,723 at December 31, 1997, a decrease of $30,863 due to prepayment of certain expenses offset by the capitalization of the cost of the Bridge Financing of $67,500.

The Company did not incur Chilean income taxes in 1997 or 1998 as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any tax liability for the Company. This tax benefit is not anticipated to continue in the future and, therefore, to the extent any tax liability exists.

The Company utilizes bank lines-of-credit for periodic operational expenses. At December 31, 1997, the Company had $81,117 outstanding on its line-of-credit of approximately $450,000. As of June 30, 1998, the Company had no amounts outstanding on its line-of-credit.

Long-term obligations with banks consists of various amounts payable to banks with maturity dates through 2005, all of which are collateralized with personal guarantees from a stockholder of the Company and certain assets of the Company and its affiliates. Interest rates on the obligations range from 9.02% to 11% APR, and are payable in Chilean Pesos and Unidad de Fomento ("UF"). The UF is an indexed unit of account expressed in pesos and adjusted according to inflation. Total long-term obligations with banks at June 30, 1998 and December 31, 1997, were $295,252 and $1,331,733, respectively. The Company paid off its long term obligations with banks in the amount of $1,715,928 with the proceeds received from the Initial Public Offering in August 1998. In the future, the Company may have to borrow additional funds for continued expansion beyond the construction of the restaurants referred to above.

The Company's cost of capital, to the extent determinable, is TAB plus 2% (TAB is the average interest rate Chilean banks pay on deposits which varies between 6% - 8%). While cash flow from the Company's current business may provide a cushion with respect to the operating expenses to be incurred in connection with its asset based expansion, management intends to provide separate sources of funding for the present and proposed projects.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In August 1994, the Company entered into an agreement with Pepsico requiring the exclusive use of Pepsi products for each KFC(R) restaurant then owned for the following five years. Additionally, the agreement also provided that each new KFC(R) restaurant owned by the Company would be subject to a similar agreement for a period of five years from the opening of such restaurant. In exchange for this exclusivity agreement, the Company received approximately $780,000 net of taxes, which is being recognized and amortized over a five year period. For the periods ended June 30, 1997 and 1998, the Company recognized $67,638 and $81,177, respectively, of the deferred revenue. The Company intends to enter into a new agreement with Pepsico during 1998 which shall supersede the previous agreement.

SEASONALITY

The Company generates the highest amount of sales in June, July and December. The slowest month for sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable and this is due to the cash rebates received based on usage from suppliers. As the Company opens additional stores, the Company anticipates amounts received in rebates will increase.

INFLATION

Over the past five years, Chile has experienced a decrease in inflation. The Chilean economic system is based on an indexed inflation system and therefore, no material inflation is anticipated in the immediate future.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluation and managing the risks and costs associated with this problem.

Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

                             UNISERVICE CORPORATION


PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings
         None

ITEM 2:  Changes in Securities and Use of Proceeds

         On August 4, 1998, the Company completed the public offering of 1,400,000 shares of Class A Common Stock at an offering price of $5.00 per share and 1,400,000 Redeemable Common Stock Purchase Warrants (the "Warrants") at an offering price of $.125 per share, through Werbel-Roth Securities, Inc. The offering was undertaken pursuant to a Registration Statement on Form SB-2 (File No. 333-50897), which became effective on August 3, 1998. The total offering price for the offering was $7,175,000 less underwriting discounts of $.50 per share for the Class A Common Stock and $.0125 per Warrant for an aggregate of $717,500. In addition, the Company paid a non-accountable expense allowance equal to 3% of the gross proceeds of the offering ($215,250) and a financial advisory fee of $105,000. Also, on August 4, 1998, Werbel-Roth Securities, Inc. exercised an over-allotment option and acquired 210,000 additional Warrants under the same terms and subject to the same discounts and expense allowance. Expenses of the offering paid through July 31, 1998, were $697,747. The proceeds of the offering have been used to date solely to pay certain of the aforementioned offering expenses and to repay indebtedness to banks and related parties in the amount of $2,704,329 and a franchise payment to Tricon in the amount of $690,000. The balance of the proceeds are being maintained by the Company in cash and cash equivalents. The net offering proceeds to the Company after deducting such total expenses to date were $2,758,012.

ITEM 3:  Defaults upon Senior Securities
         None

ITEM 4:  Submission of Matters to a vote of Securities Holders
         None

ITEM 5:  Other Information

                             UNISERVICE CORPORATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits required by Item 601 of Regulation S-B

                   27.1  Financial Data Schedule

              (b)  Reports on Form 8-K

                   None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                           UNISERVICE CORPORATION



                           By: /s/ RICARDO VILENSKY
                              -------------------------------------------
                               Ricardo Vilensky, President
                               and Chief Executive Officer



                           By: /s/ MAURICIO AGUIRRE
                              -------------------------------------------
                               Mauricio Aguirre, Chief Financial Officer
                               (Chief Accounting Officer)



DATED:  September 10, 1998

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  27.1       Financial Data Schedule