Form 10QSB
period 1998-09-30
UNISERVICE CORP/FL
filed 1998-11-13
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-24681

                             UNISERVICE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                              65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida        33431
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (561) 347-6398


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No    X
    ---                ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1998, there were 1,430,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION

                 SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                             UNISERVICE CORPORATION


                                      INDEX



Part I.           Financial Information


Item 1.           Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             UNISERVICE CORPORATION

                    Supplemental Consolidated Balance Sheets




                                   A S S E T S


                                                                             September 30,              December 31,
                                                                                 1998                       1997
                                                                         -------------------         -----------------
                                                                             (Unaudited)
Current Assets:
    Cash and cash equivalents (Note 1)                                     $    1,606,119              $    647,549
    Accounts receivable, net                                                      256,608                   373,946
    Due from related party                                                              -                   148,000
    Other receivables                                                             377,970                   115,195
    Inventory                                                                     505,911                   515,563
    Income taxes receivable                                                       259,968                   145,435
    Offering costs (Note 1 and 3)                                                       -                   118,311
    Other current assets                                                          210,533                   114,723
                                                                          ----------------            ---------------

           Total Current Assets                                                 3,217,109                 2,178,722
                                                                          ----------------            ---------------

Property and Equipment, net                                                     7,598,903                 6,468,247
                                                                          ----------------            --------------

Other Assets:
    Intangibles, net                                                              115,110                   139,404
    Deposits                                                                      445,658                   473,259
                                                                          ----------------            ---------------

           Total Other Assets                                                     560,768                   612,663
                                                                          ----------------            ---------------

                                                                           $   11,376,780             $   9,259,632
                                                                          ================            ===============

The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             September 30,              December 31,
                                                                                 1998                       1997
                                                                         -------------------         -----------------
                                                                             (Unaudited)
Current Liabilities:
   Accounts payable                                                        $    1,392,620              $  1,300,659
   Obligations with banks:
     Lines-of-credit (Note 3)                                                           -                    81,117
     Current portion (Note 3)                                                           -                   319,249
   Notes payable                                                                   56,018                    70,206
   Sales tax and withholdings                                                     188,653                   163,761
   Accrued expenses and other current liabilities (Note 3)                        238,122                   843,988
   Current portion of capital lease obligations                                    54,239                   190,347
   Deferred revenue                                                               123,957                   239,335
                                                                          ----------------            ---------------

         Total Current Liabilities                                              2,053,609                 3,208,662
                                                                          ----------------            ---------------

Long-Term Liabilities:
   Obligations with banks, excluding current portion (Note 3)                           -                 1,331,733
   Due to related party (Note 3)                                                        -                   679,095
   Capital lease obligations, excluding current portion                           938,200                   864,583
                                                                          ----------------            ---------------

         Total Long-Term Liabilities                                              938,200                 2,875,411
                                                                          ----------------            ---------------

Stockholders' Equity:
   Class A common stock, $.0001 par value; 20,000,000
   shares authorized; 30,000 and 1,430,000 issued and
   outstanding at September 30, 1998 and December 31,
   1997, respectively (Note 3)                                                       143                          -
   Class B common stock, $.0001 par value; 2,000,000
    shares authorized; 1,400,000 shares issued and
    outstanding at September 30, 1998 and December 31, 1997                           140                       140
   Preferred stock, $.0001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                                                                  -
   Additional paid-in capital                                                   8,237,726                 3,287,762
   Retained earnings                                                            1,081,292                    93,176
   Cumulative translation adjustment                                             (934,330)                 (205,519)
                                                                          ----------------            ---------------

         Total Stockholders' Equity                                             8,384,971                 3,175,559
                                                                          ----------------            ---------------

                                                                           $   11,376,780              $  9,259,632
                                                                          ================            ===============

The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

                 Supplemental Consolidated Statements of Income


                                                         Three Months Ended                          Nine Months Ended
                                                           September 30,                               September 30,
                                              -----------------------------------------  -----------------------------------------
                                                     1998                   1997                 1998                   1997
                                              ------------------    -------------------  --------------------  -------------------
                                                 (Unaudited)             (Unaudited)          (Unaudited)            (Unaudited)

Revenues                                       $    3,273,194        $    3,818,085        $   10,187,645         $  10,455,295
Cost of Operations                                  1,321,721             1,632,908             4,150,851             4,507,480
                                               ---------------       ---------------       ---------------        --------------

Gross Profit                                        1,951,473             2,185,177             6,036,794             5,947,815
                                               ---------------       ---------------       ---------------        --------------

Selling and Administrative Expenses:
   Payroll and employee benefits                      436,852               513,793             1,450,245             1,374,922
   Occupancy                                          253,109               257,507             1,223,306             1,214,282
   Other selling and administrative                 1,075,024             1,301,379             2,737,619             3,013,955
                                               ---------------       ---------------       ---------------        --------------

                                                    1,764,985             2,072,679             5,411,170             5,603,159
                                               ---------------       ---------------       ---------------        --------------

Income from Operations                                186,488               112,498               625,624               344,656

Other Income (Expenses):
   Other, net (Note 2)                                675,409               454,955               879,089               827,182
   Interest expense                                  (379,364)              (61,735)             (516,597)             (226,932)
                                               ---------------       ---------------       ---------------        --------------

                                                      296,045               393,220               362,492               600,250
                                               ---------------       ---------------       ---------------        --------------

Net Income                                     $      482,533       $       505,718       $       988,116        $      944,906
                                               ===============       ===============       ===============        ==============


Net Income Per Common Share                    $         0.21       $          0.37       $          0.57        $         0.74
                                               ===============       ===============       ===============        ==============


Weighted Average Common Shares
   Outstanding                                      2,363,340             1,400,000             1,731,111             1,400,000
                                               ===============       ===============       ===============        ==============

The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

          Supplemental Consolidated Statements of Stockholders' Equity



                                                       Class A          Class B         Additional
                                                       Common           Common           Paid-in            Retained
                                                       Stock            Stock            Capital            Earnings
                                                       -----            -----            -------            --------


Balance at December 31, 1997                        $      -          $    140        $ 3,287,762         $    93,176

Issuance of Class B common stock for
   bridge financing                                        -                 3             67,497                   -

Net income                                                 -                 -                  -             988,116

Issuance of Class A common stock from
   public offering                                       140                 -          4,856,217                   -

Over allotment of warrants                                 -                 -             26,250                   -

Translation adjustment                                     -                 -                  -                   -
                                                    -----------       ------------    -------------       -------------

Balance at September 30, 1998
   (unaudited)                                      $    140          $    143        $ 8,237,726         $ 1,081,292
                                                    ===========       ============    =============       =============

(RESTUBBED TABLE)


                                                      Cumulative             Total
                                                      Translation         Stockholders'
                                                      Adjustment             Equity
                                                      ----------             ------


Balance at December 31, 1997                         $  (205,519)        $  3,175,559

Issuance of Class B common stock for
   bridge financing                                            -               67,500

Net income                                                     -              988,116

Issuance of Class A common stock from
   public offering                                             -            4,856,357

Over allotment of warrants                                     -               26,250

Translation adjustment                                  (728,811)            (728,811)
                                                    --------------      ---------------

Balance at September 30, 1998
   (unaudited)                                       $  (934,330)        $  8,384,971
                                                    ==============      ===============

The accompanying notes are an integral part of these supplemental consolidated financial statements.

                             UNISERVICE CORPORATION

               Supplemental Consolidated Statements of Cash Flows


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                     ----------------------------------------
                                                                                          1998                     1997
                                                                                     ------------------    ------------------
                                                                                       (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                                           $   988,116            $   944,906
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                          379,451                363,162
     Deferred income taxes                                                                        -                      -
     Translation adjustment                                                                (728,811)                61,098
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                           117,338                182,897
         Other receivables                                                                 (262,775)               (24,193)
         Inventory                                                                            9,652               (203,961)
         Income taxes receivable                                                           (114,533)                28,723
         Other current assets                                                               (95,810)                 9,346
         Intangibles                                                                         24,294                 (8,521)
         Deposits                                                                            27,601                (64,006)
       Increase (decrease) in:
         Accounts payable                                                                    91,961                 34,963
         Sales tax and withholdings                                                          24,892                  4,093
         Accrued expenses and other current liabilities                                    (605,866)               391,531
         Deferred revenue                                                                  (115,378)              (103,659)
                                                                                     ------------------    ------------------

Net Cash Provided by Operating Activities                                                  (259,868)             1,616,379
                                                                                     ------------------    ------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                 (1,510,107)              (397,965)
                                                                                     ------------------    ------------------

                             UNISERVICE CORPORATION



                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                     ----------------------------------------
                                                                                          1998                     1997
                                                                                     ------------------    ------------------
                                                                                       (Unaudited)             (Unaudited)
Cash Flows from Financing Activities:
   Repayment of notes payable to banks                                                  $         -            $  (492,000)
   Net proceeds from notes payable to vendors                                               (14,188)                     -
   Payment of underwriting discounts                                                     (1,030,562)                     -
   Payment of offering costs                                                             (1,076,020)                     -
   Dividends paid                                                                                 -               (326,115)
   Net proceeds (repayment) of lines-of-credit                                              (81,117)               (81,324)
   Net proceeds (repayment) to related parties                                             (531,095)                     -
   Payments on capital lease obligations                                                    (62,491)              (155,885)
   Proceeds from public offering                                                          7,175,000                      -
   Proceeds from bridge loans                                                               150,000                      -
   Repayment of bridge loan after public offering                                          (150,000)                     -
   Proceeds from long-term debt                                                                   -                      -
   Repayment of long-term debt                                                           (1,650,982)              (152,140)
                                                                                    ------------------    ------------------

Net Cash Provided by (Used in) Financing Activities                                       2,728,545             (1,207,464)
                                                                                    ------------------    ------------------

Increase in Cash and Cash Equivalents                                                       958,570                 10,950

Cash and Cash Equivalents - Beginning of Period                                             647,549                142,775
                                                                                    ------------------    ------------------

Cash and Cash Equivalents - End of Period                                               $ 1,606,119            $   153,725
                                                                                    ==================    ==================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period of interest                                                  516,597                226,932

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection
   with bridge loan                                                                          67,500                      -


                             UNISERVICE CORPORATION

             Notes to Supplemental Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 1998 and 1997




NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Uniservice Corporation, (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile" collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 32 restaurants in the Santiago, Chile area pursuant to its international franchise agreement with Kentucky Fried Chicken International Holdings, Inc. ("KFCIH"), then a subsidiary of Pepsico, Inc. ("Pepsico") and currently an affiliate of Tricon Global Restaurants, Inc. ("Tricon").

              Basis of Presentation - During 1998, the Company acquired 99.7% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which was effected as of the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Kyoto purchased 1,399,900 shares of Class B common stock for $2.2 million, and,
              (ii) the Company purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million and KyF Chile became a majority owned (99.97%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company and Kyoto which was accounted for by the pooling of interests. Generally accepted accounting principles prescribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation as if the business combination occurred for the periods presented. Accordingly, the supplemental consolidated financial statements for all periods presented for 1997 supplemental consolidated financial statements have been prepared assuming the acquisition by the Company took place on January 1, 1996, that the Company was incorporated on that date, and the exchange of shares was effectuated at that time. Since the Company was not formed until November 1997, historical and proforma consolidating financial statements are not included herein because the assets, liabilities, revenues and expenses and net income of Uniservice Corporation are not material to the information presented.

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

                             UNISERVICE CORPORATION

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

              Revenue Recognition - Revenue is recognized at the point of sale of goods to its customers on a daily basis.

              Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

              Offering Costs - Offering costs represent legal, accounting, and underwriting fees incurred in connection with a registration statement to be part of a public offering of the Company's shares. (See Note 3)

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 1,400,000 for all periods presented, giving effect to common stock equivalents, none of which existed in the aforementioned periods.


NOTE 2  -  OTHER INCOME (EXPENSES)

              Included in other, net, is the recognition of approximately $115,000 of deferred revenue from the Pepsico exclusivity agreement and approximately $764,000 of refunds and advertising credits from vendors and suppliers.


NOTE 3  -  INITIAL PUBLIC OFFERING

              The Company completed its initial public offering on August 7, 1998; selling 1,400,000 shares of common stock and 1,610,000 warrants and received approximately $6,265,000 after deducting underwriting discounts. A portion of the proceeds from the public offering was used to reduce long-term debt of approximately $1,651,000; payment of back royalties of approximately $690,000; repayments of loans to third parties of approximately $680,000. Prior to the public offering the Company's growth has been financed through internally generated revenues and bank financing. Since the completion of the public offering, the Company has opened three new KFC restaurants and will open another KFC restaurant during January of 1999. The Company intends to open 5 to 8 new restaurants during 1999. From the proceeds of its public offering the Company has used: approximately $441,000 for construction costs and for equipment related to the opening of new restaurants. The Company has working capital of approximately $1,606,000 from the offering and intends to use this and its internally generated revenues to open additional restaurants during 1999.

              Offering costs paid by the Company after completion of the offering amounted approximately to $2,107,000 and was charged against paid-in capital accordingly.

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


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Results of Operations
---------------------

Gross revenues for the nine months ended September 30, 1998 decreased $266,650 over the nine months ended September 30, 1997 from $10,455,295 to $10,187,645, a decrease of approximately 3.5%. This is after an increase was seen during the first six months of 1998 compared to 1997. The main reason for this decline during the third quarter was due to a 10% devaluation of the peso during the period. This accounted for an approximate $270,000 decrease in revenues during the quarter. With the increase of three new stores during 1998, total revenues for the year are anticipated to be comparable by the end of the year.

Cost of operations for the nine months ended September 30, 1998 decreased $356,629 from $4,507,480 to $4,150,851, a decrease of approximately 8%. Although three new restaurants were operational during the year, a decrease in cost of fresh chickens and management's continued efforts to control costs of operations is reflective of these favorable results. This fact coupled with the reduction in revenues triggered by the 10% devaluation in the peso contributed heavily to this positive impact. Cost of sales at September 1998 actually decreased from 43% of revenues at September 1997, to about 41% presently.

With the decrease in cost of operations percentages, gross profits actually increased from $5,947,815 to $6,036,794, despite the reduction in revenues. Again, this is as a result of decreases in fresh food costs, and management's effort to contain costs. As a last note, the Company has been able to introduce a "combination meal" which has not only gained great popularity with customers, but has also had a favorable impact on the gross profit.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations (Continued)
---------------------

Selling and administrative expenses for the nine months ended September 30, 1998 were $5,411,170 compared to $5,603,159, for the nine months ended September 30, 1997, a decrease of $191,989 or approximately 3.5%, again in part due to the devaluation of the peso as well as the economies of scale in spreading such costs over three more stores then in 1997. This benefit was offset to some extent by the hiring and training of new personnel for those three new stores. The economy of scale are expected to continue as new stores are open.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other revenues includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the Pepsico exclusivity agreement, received in previous years. The increase in this category was from $827,182 in September 1997 to $879,089 in September 1998, a change of approximately $52,000. For the nine months ended September 30, 1998, approximately $115,000 relates to the amortization of deferred revenue and $764,000 relates to refunds and credits from vendors, of which $263,000 is for the opening of the new stores.

The second category relates to interest expense paid to banks which increased from $226,932 in September 1997 to $516,597 in September 1998.

This increase of approximately $290,000 relates to additional interest of approximately $72,500 on increased long-term debt, prior to the public offering, a one time payment in the amount of approximately $150,000 to Tricon as interest on the past due royalties which were paid from the proceeds of the public offering.

Additionally, the unamortized balance of the bridge loan, $16,875 was charged to interest for the quarter ended September 30, 1998. This year to date charge of $67,500 completed all charges related to the bridge loan.

As a result of the factors discussed above, net income for the nine months ended September 30, 1998 was $988,116 as compared to $944,906 at September 30, 1997, an increase of $43,210 or approximately 4.6%.

Revenues, cost of sales and net income in thousand of Chilean pesos for the nine months ended September 30, 1998 were C$4,650,000, C$1,894,000 and C$451,000, respectively, compared to C$4,343,000, C$1,872,000 and C$392,000 at
September 30, 1997, respectively.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations (Continued)
---------------------

Therefore, based on the Chilean peso, there was an increase in gross sales, cost of sales and net income of 7%, 2%, and 15%, respectively, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. However, management believes that the quarterly results were negatively impacted in dollars by the Asiatic crisis which forced the Chilean government to raise interest rates to approximately 20% in an effort to stabilize the Chilean peso. The dramatic increase in interest rates decreased overall consumer spending during the period and had a negative impact on the quarterly results.

During the last month, interest rates have decreased to approximately 12% and the peso has stabilized at approximately 460 pesos to the US dollar, down from a high of 470 pesos to the US dollar. Although interest rates have not returned to the same levels as one year ago, management anticipates that the present reduction will have a positive effect on consumer spending and that gross revenues and net profits should increase. Therefore, the Company intends to maintain its development schedule of new store openings. Further, management believes that all the Chilean government indexes support the fact that the Chilean economy is still very strong and the outlook of the Company is very positive.


Liquidity and Capital Resources
-------------------------------

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

The Company completed its initial public offering on August 7, 1998; selling 1,400,000 shares of common stock and 1,610,000 warrants and received approximately $6,265,000 after deducting underwriting discounts. A portion of the proceeds from the public offering was used to reduce long-term debt of approximately $1,651,000; payment of back royalties of approximately $690,000; repayments of loans to third parties of approximately $680,000. Prior to the public offering the Company's growth has been financed through internally generated revenues and bank financing. Since the completion of the public offering, the Company has opened three new KFC restaurants and will open another KFC restaurant during January of 1999. The Company intends to open 5 to 8 new restaurants during 1999. From the proceeds of its public offering the Company has used: approximately $441,000 for construction costs and for equipment related to the opening of new restaurants. The Company has working capital of approximately $1,606,000 from the offering and intends to use this and its internally generated revenues to open additional restaurants during 1999.

Offering costs paid by the Company after completion of the offering amounted approximately to $2,107,000 and was charged against paid-in capital accordingly.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources (Continued)
-------------------------------

At September 30, 1998, accounts receivable decreased by $117,338 to $256,608 from $373,946 at December 31, 1997. The amount of receivables outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. Furthermore, during 1998, in order to provide greater financial strength to the Company, management emphasized an acceleration of collections in an attempt to reduce short term liabilities, in particular accounts payable. As a result of these efforts, both accounts receivable and accounts payable have decreased substantially.

Due from related parties decreased from $148,000 at December 31, 1997 to $-0- at September 30, 1998 as a result of a payment received from Kyoto, the Company's principal shareholder.

Other current assets increased to $210,533 at September 30, 1998 from $114,723 at December 31, 1997, an increase of $95,810 due to an increase in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 1997 or 1998 as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any tax liability for the Company.

The Company utilizes bank lines-of-credit for periodic operational expenses. At December 31, 1997, the Company had $81,117 outstanding on its line-of-credit of approximately $450,000. As of September 30, 1998, the Company had no amounts outstanding on its line-of-credit.

Long-term obligations with banks consists of various amounts payable to banks with maturity dates through 2005, all of which are collateralized with personal guarantees from a stockholder of the Company and certain assets of the Company and its affiliates. Interest rates on the obligations range from 9.02% to 11% APR, and are payable in Chilean Pesos and Unidad de Fomento ("UF"). The UF is an indexed unit of account expressed in pesos and adjusted according to inflation. Total long-term obligations with banks at September 30, 1998 and December 31, 1997, were $-0- and $1,650,982, respectively. The Company paid off its long term obligations with banks in the amount of $1,650,982 with the proceeds received from the Initial Public Offering in August 1998. In the future, the Company may have to borrow additional funds for continued expansion beyond the construction of the restaurants referred to above.

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

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources (Continued)
-------------------------------

In August 1994, the Company entered into an agreement with Pepsico requiring the exclusive use of Pepsi products for each KFC(R) restaurant then owned for the following five years. Additionally, the agreement also provided that each new KFC(R) restaurant owned by the Company would be subject to a similar agreement for a period of five years from the opening of such restaurant. In exchange for this exclusivity agreement, the Company received approximately $780,000 net of taxes, which is being recognized and amortized over a five year period. For the periods ended September 30, 1997 and 1998, the Company recognized $103,659 and $115,378, respectively, of the deferred revenue. The Company intends to enter into a new agreement with Pepsico during 1999 which shall supersede the previous agreement.


Seasonality
-----------

The Company generates the highest amount of sales in September, July and December. The slowest month for sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable and this is due to the cash rebates received based on usage from suppliers. As the Company opens additional stores, the Company anticipates amounts received in rebates will increase.


Inflation
---------

Over the past five years, Chile has experienced a decrease in inflation. The Chilean economic system is based on an indexed inflation system and therefore, no material inflation is anticipated in the immediate future.


Year 2000 Compliance
--------------------

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

Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. After evaluation of the responses from such communications, the Company will prepare a contingency plan to mitigate year 2000 issues, if necessary. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

                             UNISERVICE CORPORATION






Part II: Other Information

ITEM 1:  Legal Proceedings
         None

ITEM 2:  Changes in Securities and Use of Proceeds

         On August 4, 1998, the Company completed the public offering of 1,400,000 shares of Class A Common Stock at an offering price of $5.00 per share and 1,400,000 Redeemable Common Stock Purchase Warrants (the "Warrants") at an offering price of $.125 per share, through Werbel-Roth Securities, Inc. The offering was undertaken pursuant to a Registration Statement on Form SB-2 (File No. 333-50897), which became effective on August 3, 1998. The total offering price for the offering was $7,175,000 less underwriting discounts of $.50 per share for the Class A Common Stock and $.0125 per Warrant for an aggregate of $717,500. In addition, the Company paid a non-accountable expense allowance equal to 3% of the gross proceeds of the offering ($215,250) and a financial advisory fee of $105,000. Also, on August 4, 1998, Werbel-Roth Securities, Inc. exercised an over-allotment option and acquired 210,000 additional Warrants under the same terms and subject to the same discounts and expense allowance. Expenses of the offering paid through September 30, 1998, were approximately $1,107,000 excluding aforementioned underwriting discounts. The proceeds of the offering have been used to date solely to pay certain of the aforementioned offering expenses, to repay indebtedness to banks and related parties in the amount of $2,330,000, a franchise payment to Tricon in the amount of $690,000 and construction costs of approximately $441,000. The balance of the proceeds are being maintained by the Company in cash and cash equivalents. The net offering proceeds to the Company after deducting such total expenses to date were $1,606,000.

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

                                              UNISERVICE CORPORATION




                          By:  /s/ Ricardo Vilensky
                               --------------------
                               Ricardo Vilensky, President
                               and Chief Executive Officer




                          By:  /s/ Mauricio Aguirre
                               --------------------
                               Mauricio Aguirre, Chief Financial Officer
                               (authorized Officer and Chief Accounting Officer)


DATED:        November 13, 1998