Form 10KSB40
period 1998-12-31
UNISERVICE CORP/FL
filed 1999-04-09
CIK 1059024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31 1998

                         Commission file number 0-24681


                             UNISERVICE CORPORATION
                             ----------------------
                 (Name of Small Business Issuer in its Charter)


                  Florida                                 69-0516177
       --------------------------------------------------------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)


             1900 Glades Road, Suite 351, Boca Raton, Florida 33431
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (561) 416-8930
                                 --------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                  of the Act:


        Title of Each Class      Name of Each Exchange on Which Registered
        ------------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


      Class A Common Stock, $.0001 par value Class A Common Stock Warrants
      --------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 13,415,518

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3.25 as of March 29, 1999.

Based on the closing price of the Class A Common Stock quoted on the Nasdaq Small Cap Market as reported on March 29, 1999 ($3.25), the aggregate market value of the 1,430,000 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $4,578,275.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 29, 1999: 1,430,000 Shares of Class A Common Stock and 1,400,000 Shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE


- None -

Transitional Small Business Disclosure Format (Check One)

         Yes     No X
            ---    ---

                                    BUSINESS

General

         Uniservice Corporation ("USC") was organized in November 1997 as a holding company to acquire a 99.97% interest in Kentucky Foods Chile S.A. ("KyF Chile"), a Chilean corporation incorporated in November 1986. KyF Chile currently owns and operates, under license, 34 Kentucky Fried Chicken(R) ("KFC(R)") restaurants in Chile, the majority of which are located in Santiago, pursuant to the Franchise Agreement with KFCIH. See "Business Franchise Agreement with KFCIH." KyF Chile is currently the sole KFC(R) franchisee in Chile and is the largest KFC(R) franchisee in Central and South America. KFCIH has no equity interest in the Company and does not warrant the results of the operations of the Company.

         The Company's strategy is to (i) develop new KyF(R) restaurants to enhance its operating leverage and increase overall margins and profitability;
(ii) achieve operating efficiencies through centralized management and advanced management information systems; and (iii) capitalize on KyF(R)'s strong, international brand name. The Company believes that this strategy will enable the Company to increase the number of KyF(R) restaurants it currently owns and operates by constructing approximately three to five new restaurants each year for the next five years (for a total of 49 Company owned restaurants by 2003). The Company intends to open at least three new KyF(R) restaurants during the next twelve months.

         On August 4, 1998, the Company acquired 99.7% of Inversiones Inmobiliaria Kyoto, S.A.'s ("Kyoto") interest in KyF Chile in exchange for 1,399,900 shares of the Company's Class B Common Stock which was effected as of the closing of the Company's initial public offering. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's Common Stock whereby (i) Kyoto purchased 1,399,900 shares of Class B Common Stock for $2.2 Million; and
(ii) the Company purchased Kyoto's 99.97% interest in KYF Chile for $2.2 Million and KyF Chile became a majority owned (99.97%) subsidiary of the Company. The remaining shares of KyF Chile are owned by Ricardo Vilensky, individually, who is also the principal shareholder of Kyoto. The Company's offices are currently located at 1900 Glades Road, Suite 351, Boca Raton, FL 33431, and its telephone number is (561) 416-8930.

Background

         USC was organized as a Florida corporation on November 21, 1997 under the name Uniservice Corp. and on January 5, 1998, changed its name to Uniservice Corporation. KyF Chile was organized under the name Alimentos Merced Limitada on November 6, 1986, as a Chilean limited partnership and on January 14, 1991, was reorganized as a Chilean corporation and changed its name to Alimentos Merced S.A. On October 3, 1995, that corporation changed its name to Kentucky Foods Chile S.A.

         Since its formation, the Company has been involved in fast-food restaurants specializing in chicken products. Initially, the Company operated its first four restaurants under the name "Papa Pollo." During the second half of 1991, the Company changed the name of its restaurants to "Chicken Inn" and by 1993, the Company had nine restaurants. It then purchased an additional five restaurants, and in January 1994, the Company entered into the Franchise Agreement and converted all of its restaurants into KFC(R) restaurants.

The Fast Food Restaurant Industry

         Overview

         The fast food service industry consists of quick service restaurants ("QSRs"), full service restaurants, other commercial restaurants (including cafeterias) and non-commercial restaurants such as those in schools and hospitals. According to KFCIH's public reports, the QSR segment of the fast food service industry had total sales of approximately $170 billion worldwide in 1998. The Company believes that KFC(R) is the leading chain in the chicken segment of the QSR industry.

         The Fast Food Restaurant Industry in Chile

         With the continued economic stability in Chile and the economic growth of its middle class, the demand for goods and services, including fast food, has grown. Listed below is the number of restaurants for each of the major fast food franchises located in Chile as of December 1998.

                             Number of          Major Types
         Name                Restaurants        of Products

         Lomiton(R)              74             Pork sandwiches
         Doggis(R)               54             Hot dogs
         KFC(R)                  35             Chicken
         Pizza Hut(R)            31             Pizza
         McDonald's(R)           43             Hamburgers
         Burger King(R)          32             Hamburgers
         Domino's(R)             18             Pizza
         Embers(R)               17             Roast beef sandwiches
         Mr. Chips(R)            11             Roast beef sandwiches
         Taco Bell(R)            11             Tacos and burritos
         Submarine(TM)           12             Subs/hoagies
         Mei Lin Ta(R)           10             Chinese food
         Burger Inn(TM)          10             Hamburgers
         Natural Juice(TM)        7             Salads and natural juices

The KFC(R) Restaurant Concept

         The KFC(R) Restaurant Concept was founded in Corbin, Kentucky by Harland D. Sanders, an early developer of the QSR business and a pioneer of the restaurant franchise concept. He perfected his recipe for Kentucky Fried Chicken in 1939 and signed up his first franchisee in 1952. Today, KFC(R) restaurants have grown to approximately 10,000 units in over 80 countries and territories.

         The KFC(R) mission is based upon its "CHAMPS" philosophy which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product, Speed ("CHAMPS"). In particular, (1) all restaurants and employees are to be clean and hygienic,
(2) all restaurants and employees will be hospitable and welcoming to all customers, (3) all orders served will be correct and as requested by a customer,
(4) all restaurants will be well maintained, (5) all products offered and served will be of high quality and consistent, and (6) the restaurants will offer quality and efficient service.

         Part of the KFC(R) concept is to offer full meal options with alternative choices, as opposed to offering only sandwiches or burgers. These full meal options include chicken, side orders such as salads, mashed potatoes and gravy, french fries, biscuits, rice, and cole slaw, dessert and beverages. KFC(R) restaurants also offer options in the preparation of chicken, including three types of fried and rotisserie chicken entrees sold under the brand names of Original Recipe(R), Extra Tasty Crispy(R) and Tender Roast(R), as well as other entree items include Chunky Chicken Pot Pies(TM), Colonel's Crispy Strips(R) and various chicken sandwiches. Restaurant exteriors, decor and packaging are characterized by KFC(R)'s distinctive trade dress, including the image of Colonel Sanders and the "Bucket" of chicken.

Business Strategy

         The Company's business strategy as it pertains to KFC(R) is as follows:

o Develop new KFC(R)restaurants to enhance its operating leverage and increase overall margins and profitability. In particular, management believes that it will be able to continue to spread its corporate overhead and continue to reduce its cost of operations by centralization of management and purchasing of food and other products in greater quantities as the number of restaurants that it owns and operates steadily increases. Management also believes that its risks of expansion are substantially reduced due to (i) the proven success of the KFC(R)concept in Chile as well as the stable Chilean economy, which has resulted in an increased middle class with discretionary income;
         (ii) the predictability of development costs and restaurant profitability; and (iii) management's extensive experience within the KFC(R)franchise system. The Company currently intends to open approximately 70% of its new KFC(R)restaurants in the Santiago area and the remaining 30% in metropolitan areas in Chile with populations of approximately 100,000 or more. See "The Company's Restaurants."

o Achieve operating efficiencies through continued centralized management and advanced management information systems. This enables the Company to (i) control corporate overhead and individual restaurant costs, (ii) capture economics of scale by utilizing its existing corporate management structure, and (iii) continuously monitor point-of-sale data to more efficiently manage its restaurant operations. The Company has experienced both restaurant level and corporate level savings as a result of its size and related bargaining power, particularly with respect to food and paper purchasing and distribution, and restaurant maintenance services. As the number of its restaurants increases, the Company believes its bargaining power should continue to increase.

o Capitalize on KFC'(R)s strong international brand name. The Company believes that it realizes significant benefits from its affiliation with KFCIH as a result of: (i) the widespread recognition of the KFC(R) brand name and products; and (ii) the historical availability of international marketing and promotion of KFC(R) products.

The Company Operations

Overview

         All executive management, financing, marketing and operations support functions are conducted centrally at the Company's Santiago Chile headquarters. At its headquarters, the Company maintains a state-of-the-art centralized computer system that is linked with the cash register at each KFC(R) restaurant. Through this computer system, the Company has access to up-to-the-minute information including, among other things, revenues, inventory control, and the ability to monitor the progress of various promotions. The Company intends to restrict its business to the KFC(R) brand in Chile. Pursuant to the Franchise Agreement, the Company is presently prohibited from engaging in any KFC(R) brand business outside of Chile. Subject to compliance with the Franchise Agreement and the Development Agreement, the Company may, however, engage in other businesses which do not conflict with the KFC(R) brand, subject to prior approval by KFCIH.

Training

         KFCIH issues detailed training manuals which cover all aspects of the operations of KFC(R) restaurants, including food handling and product preparation procedures, safety and quality issues, equipment maintenance, facility standards, marketing, and accounting procedures. The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards.

         In addition to the training manuals, the Company maintains a comprehensive training and development program based upon the CHAMPS concept for all of its personnel. This program emphasizes the KFC(R) system-wide operating procedures, food preparation methods and customer service standards.

 The Company's Restaurants

         KFC(R) restaurants are of distinctive design and are generally located in high-traffic areas including shopping malls, food courts, shopping centers, and downtown areas. The Company's KFC(R) restaurants generally consist of one of several building types with various layouts and seating capacities. The Company believes that convenience of location, speed of service, quality of food and price/value of food served are the primary competitive advantages of KFC(R) restaurants.

         The Company opened its first five KFC(R) restaurants in 1994, and an additional eight, seven, five and seven restaurants during 1995, 1996, 1997, and 1998, respectively. The Company currently has 34 restaurants, of which 19 are in malls and shopping centers, 11 are in store fronts (in line), and four are free standing. Thirty-three of its thirty-four restaurants are open seven days a week, typically from 10:00 a.m. to midnight. Currently, the Company does not accept credit cards, although it may elect to do so in the future. All free standing restaurants also offer drive-through windows. Home delivery is available at no-charge from eight of its restaurants.

         During 1999, the Company expects to open three to five new KFC(R) restaurants, one of which will be located in a shopping center, and three of which will be in-line. The Company anticipates that three of the restaurants will be located in Santiago and one in the coastal region of Chile. The Company anticipates that it will open 25 new restaurants in the future. Sixteen will be in-line and nine will be free standing. The Company anticipates that it will open 9 restaurants in the Santiago metropolitan area, 9 in the Southern Region of Chile, 4 in the Coastal Region of Chile and 3 in the Northern Region of Chile. In the future, the Company may also seek to enter into franchise agreements with other KFCIH affiliated restaurants (including Pizza Hut(R) and Taco Bell(R) restaurants).

         All of the Company's KFC(R) restaurants offer a full line of KFC(R) products, including chicken pieces, chicken sandwiches, a variety of side items including cole slaw, mashed potatoes, salads and corn, and dessert. In addition to a full-line of soft drinks, 17 of the Company's current restaurants are licensed to sell beer (the drinking age in Chile is 18).

Quality Assurance

         The Company's operations are focused on achieving a high level of customer satisfaction, with speed, accuracy and quality of service closely monitored. The Company's senior management and restaurant management staff are principally responsible for ensuring compliance with the Company's and KFCIH's operating procedures. The Company and KFCIH have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct. Detailed reports from the Company's own management information system and surveys conducted by the Company or KFCIH are tabulated and distributed to management on a regular basis to help maintain compliance. In addition to customer satisfaction, these reports track comparable sales and customer counts, labor and food costs, inventory levels, waste losses and cash balances.

         The Company and its management closely supervise the operation of all of its restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. Management also conducts unscheduled inspections of its restaurants to ensure quality.

         The KFC(R) restaurants are also subject to standards set by Chilean, provincial and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. In addition, KFC(R) has set maximum time standards for holding unsold prepared food in order to maintain freshness of its products.

Supplies and Distribution

         Pursuant to the Franchise Agreement, the Company is required to buy food supplies, ingredients, seasonings, and equipment only from approved suppliers who are required to meet or exceed system standards designed to ensure product quality, safety and consistency. The Company purchases KFC(R)'s pre-packaged seasoning which contain KFC(R)'s proprietary recipes directly from KFCIH's principal U.S. supplier.

         From time to time, the Company may inspect the facilities of its suppliers and request samples for testing and other quality control monitoring. Many of these suppliers, such as poultry producers, are also subject to Chilean government inspection. In addition, representatives of the Company's quality assurance department visit restaurants from time to time to ensure that food is properly stored, handled and prepared in accordance with prescribed standards and specifications, as well as to provide training in food safety and sanitation measures to the restaurant operators. The quality assurance department is also responsible for remaining current on issues related to food safety, and interacting with regulatory agencies as may be required or desirable on these matters.

         The Company purchases much of its products by means of centralized buying in order to obtain the best prices. As the number of the Company's restaurants increase, the Company believes that its bargaining power to purchase goods at the best prices and on favorable terms should also increase. The Company purchases its supplies and foodstuffs from vendors on favorable terms and conditions (including quantity discounts) and all suppliers used by the Company have been approved by KFCIH, as a condition of the Franchise Agreement. The Company believes there are a number of vendors who can supply the Company with adequate quantities of products and that the loss of any one supplier would not have a material impact on the Company's operations.

         Additionally, to ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Competitive bids, long-term contracts and long-term vendor relationships have been used to ensure availability of products. The Company has not experienced any significant continuous shortages of supplies. Prices paid for these supplies may be subject to fluctuation. When prices increase, the Company may be able to pass on such increases to its customers, although there is no assurance this can be done in the future. In particular, the quality assurance departments of KFCIH help ensure that the systems' restaurants provide high quality, wholesome food products in clean and safe environments.

Personnel

         The Company and KFCIH believe that high quality, customer-focused restaurant management is critical to long-term success. Generally, each of the Company's restaurants has one restaurant general manager, two supervisors and teams of workers. KFC(R)'s restaurant management structure varies by unit size. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. The Company pays an hourly wage of $1.20 per hour, the average hourly wage in Chile. Overtime is paid (one and one half time minimum wage, or $1.80 per hour) to any employee that works more than 48 hours weekly. However, Chilean law only permits employees to work a maximum of two extra hours daily. Overtime (of two times minimum wage, or $2.40 per hour) is paid on Sundays and holidays. Restaurant general managers receive base salaries, as well as incentive bonuses, based upon that KFC(R) restaurant's productivity and profitability.

Marketing, Advertising and Promotion

         The Company believes that one of the major advantages of being a KFC(R) franchisee is the marketing support and international brand name promotion by KFCIH and its franchisees. Each year, the Company typically introduces different types of promotions, either in conjunction with KFCIH or independently, including, among others, (1) value-type combination meals, (2) new products, (3) kids meals, (4) coupons, and (5) promotion of new KFC(R) restaurants.

         A portion of its marketing and advertising plan includes participating in certain of KFCIH's internationally licensed promotions, for which it pays a fee to KFCIH pursuant to the Franchise Agreement, which may include giveaways for children. During 1998, the Company took part in promotions for the "Godzilla" film, "The Simpsons" television characters and "Chicky/Camelot Quest," (a new logo/character identified with KFC(R) restaurants). The Company also advertises on cable television and radio.

Franchise Agreement with KFCIH

         The Company and KFCIH have orally agreed and confirmed in writing to a New Franchise Agreement that will replace the Original Franchise Agreement. The New Franchise Agreement, consistent with the Original Franchise Agreement, permits the Company to use, among other things, KFCIH's proprietary trade names, trademarks, service marks, recipes, and trade dress. The Company is also permitted to sell and promote only KFC(R) approved products.

         Under the Original Franchise Agreement ("Franchise Agreement"), at all times, Mr. Vilensky must retain voting control of KyF Chile and USC. As result, the Company has created two classes of common stock--Class A Common Stock and Class B Common Stock-- which are identical except that holders of Class B Common Stock are entitled to ten votes for each one share held (all of which shares of Class B Common Stock are owned or controlled by Mr. Vilensky). See "Description of Securities." Additionally, unless Mr. Vilensky obtains approval from KFCIH, Mr. Vilensky must retain at all times a minimum of 30% ownership of the Company. As a condition to the Franchise Agreement, Mr. Vilensky may sell up to the lesser of (a) 10% of the outstanding amount of capital stock of the Company or
(b) such amount so that Mr. Vilensky's ownership interest will not be below 30% provided, however, that the proceeds from such sale received by Mr. Vilensky may not be used to start a new company. Under the proposed New Franchise Agreement, the Company and KFCIH are currently negotiating to allow Mr. Valensky to retain less than 30% ownership as long as he retains more than 50% voting control of the Company.

         As a condition of the Franchise Agreement, the Company is also required to have a "designated operator", which is the person that oversees the management of the day-to-day operations of the Company's restaurants. Currently, the designated operator is Mr. Vilensky. In the event Mr. Vilensky is unwilling to serve as the designated operator or becomes disabled or deceased, management or Mr. Vilensky's heirs will propose a new designated operator, who will be subject to approval by KFCIH. KFCIH has indicated that it prefers if the designated operator also controls the ownership of the Company. In the event that KFCIH determines that the proposed designated operator is not capable of performing the necessary duties and obligations, Mr. Vilensky or his heirs are required to use their best efforts to sell their interest in the Company within six months thereafter. In the event that no sale is completed within the six month period, KFCIH thereafter has the option to purchase Mr. Vilensky's interest, or the interest of Mr. Vilensky's heirs, in the Company for a market value determined by three appraisers. There can be no assurance that the Company will be in a position to meet the criteria required by KFCIH in the event Mr. Vilensky is unable or unwilling to continue as the designated operator and/or controls not less than a 30% ownership interest in the Company.

         The initial franchise term for each restaurant is ten years, which expires between December 31, 2003 and December 31, 2007, depending on when the particular restaurant was opened. The initial franchise term is renewable for additional ten year periods, provided that, among other things, (i) the renewal is permitted by local law, (ii) the Company has corrected any default under the Franchise Agreement and has not been in material default within the 24 months preceding the renewal request; (iii) the Company complies with annual performance criteria; (iv) the Company requests renewal within 12 to 18 months prior to the expiration of the initial term; (v) the Company agrees to make capital improvements to conform with KFCIH's then current standards and completes the improvements, as agreed; (vi) the Company agrees to relocate any restaurants KFCIH determines cannot be renovated to meet the then current standards; (vii) the Company executes a new franchise agreement if the current form has been modified; (viii) the Company is current in all obligations, monetary or otherwise, to KFCIH; and (ix) the Company pay a renewal fee as agreed upon with KFCIH.

         The monthly royalty fees for each KFC(R) restaurant currently owned by the Company is 5% of net revenues. Pursuant to the Franchise Agreement, KFCIH's approval is required for the development of any new KFC(R) restaurants by the Company and KFCIH's consent to such renewals, acquisitions or development may be withheld in KFCIH's sole discretion.

         The Company and KFCIH have orally agreed to the New Franchise Agreement, under which, the Company has agreed to construct, develop, open and operate 15 additional new KFC(R) restaurants during the next five years (three per year), for a total of 49 restaurants to be owned and operated by the Company by the end of 2003. Royalty rates for the KFC(R) restaurants that opened in 1998 will be 6% for two years and thereafter decrease to 5% for eight years. An initial fee of $25,000 per restaurant is due for four restaurants that opened in 1998. All restaurants opened in 1998 were covered by temporary licenses. Initial fees for restaurants opening in 1999 through 2000 will be $15,000 each for the first 3 restaurants and $10,000 for each additional restaurant. Royalty rates for these restaurants will be 5% for the first eight years they are open and thereafter increase to 6% for two years. The first 3 restaurants that open in 2001 will each have initial fees of $25,000, while each additional restaurant will have an initial fee of $10,000. Royalties for restaurants opened in 2001 are 5% for the first five years, increasing to 6% for five years. Restaurant development in 2002 is subject to the same initial fees as the preceding year, however any restaurant opened in 2002 will be subject to a 6% royalty rate for 10 years. Restaurants opened in 2003 through 2005 will each have an initial fee of $3,000 and be subject to a 6% royalty rate for 10 years.

         Additionally, under the new development right schedule that has been orally agreed upon, restaurants opened above and beyond the development schedule will not count toward the development obligations of the following years. Non-traditional stores may not count toward the development schedule obligations.

         Until March 31, 1999, the Company operated 8 KFC restaurants pursuant to a temporary license granted by KFCIH. The purpose of the temporary license was to permit such 8 restaurants to continue operating while the Company and KFCIH were negotiating the terms of a new development agreement and franchise agreement. The new agreement will govern the operation of the 8 restaurants covered by the temporary license, as well as the additional restaurants that the Company will be granted the right to establish under the new agreement. While the temporary license terminated on March 31, 1999, the Company has received a written proposal from KFCHI outlining the new terms and conditions of the new development and franchise agreement. The Company in principle has agreed to these terms and conditions pending review by its legal counsel.

         The New Franchise Agreement will provide that the Company will be in default if certain events occur, including but not limited to, the insolvency or dissolution of the Company, the Company contesting in any court or proceeding the validity of, or KFCIH's ownership of, any trademarks, trade secrets or proprietary aspects of the Kentucky Fried Chicken system, the Company failing to fully correct or diligently remedy any notice, or summons issued by any government authority regarding any matter involving safety, sanitation or health, the Company breaching any term or condition of the Franchise Agreement or any other agreement with KFCIH, or the Company defaulting under or failing to perform any term or condition of any lease, mortgage, deed or trust or other agreement covering any KFC restaurant locations.

Competition

         The overall food service industry and the QSR segment are intensely competitive with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable purchasing power. The Company competes within each market with international and regional chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel and suitable real estate sites. Typically, international chains such as McDonalds(R) and Burger King(R) compete with one another and do not serve a variety of chicken products, while the Company's actual competitors are fast food restaurants that offer similar menus which include chicken. Certain of these companies may have greater financing, personnel, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with these companies. During 1998 there was an increase of approximately 28% in the number of QSRs in Chile from 267 to 365 (see "Management's Discussion and Analysis").

Government Regulation

         The Company is subject to various Chilean national, provincial, and municipal laws affecting its business. Each of the Company's restaurants must comply with various licensing requirements and regulations of governmental authorities, including health, sanitation, safety and fire agencies in the region and municipality in which the restaurant is located. To date, the Company has obtained all necessary licenses and approvals.

         A small portion of the Company's sales are attributable to the sale of beer. A license is required from the provincial governing authority for each restaurant that sells beer and regulations governing the sale of beer relate to many aspects of restaurant operations, including the minimum age (18) of patrons to purchase beer.

        The Company is also subject to Chilean national minimum wage laws governing such matters as overtime and working conditions. Since the bulk of the Company's employees are paid on an hourly basis at rates related to the minimum wage, increases in the minimum wage could significantly increase the Company's labor costs. The Company has not to date been materially adversely affected by such laws. Furthermore, the Company's business is subject to the full range of governmental regulation and supervision generally applicable to companies engaged in business in Chile, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

Foreign Corrupt Practices Act.

         Substantially all of the Company's operations are transacted in South America. To the extent that the Company conducts operations and sells its products outside the U.S., the Company is subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay, any money or anything of value to any foreign official, foreign political party or official thereof or any candidate for foreign political office ("Foreign Officials") or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any Foreign Official.

         The Company has not made any offers, payments, promises to pay, or authorization of any money or anything of value to any Foreign Official and has implemented a policy to be followed by its officers, directors, employees and anyone acting on its behalf, that no such payments can and will be made. The Company has made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of the Company policy will result in dismissal. Further, the Company conducts periodic reviews of this policy with all employees to ensure full compliance.

Foreign Investment Laws and Regulations

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the activity in Chile does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of the investment or earnings except that the remittance of capital may take place starting a year after the date the funds were brought into the country, but net profits can be remitted at any time, after deduction of applicable withholding income taxes. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

         These principles are the basis for the DL 600. Based on DL 600, the foreign investor and the government sign a legally-binding investment contract which may only be modified by mutual consent. The contract sets forth the current tax and foreign exchange laws as each relates to the specific investments by that investor in Chile. Thus, the investor is protected against any subsequent changes in the law which could adversely affect the investor or his investments in Chile. Although the Chilean Government has been successful in keeping this principle in place for the last 24 years, there can be no assurances that a breach by the Government will not occur in the future or that it would not adversely affect the rights of the Company to do business in Chile. Moreover, while there has been no precedent that political changes had determined changes in these rules, no assurances can be made that such changes will not occur in the future.

Employees

         As of March 31, 1999, the Company employed 849 employees, of which 31 were full-time salaried employees in administration, 107 were full-time salaried employees in supervisory and management positions and 711 were full-time and part-time hourly employees who were employed in food preparation and serving. Substantially all of the Company's management and employees who reside in Chile speak Spanish and its senior management team in Chile also communicates in English. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

Properties

         All of the Company's restaurants are presently located in leased space. The leases for the Company's KFC(R) restaurants are for a period ranging from six years to 15 years and provide for one or more options to renew for at least one additional term. The leases generally specify a fixed annual rent with fixed increases. Generally, the leases are net leases which require the Company to pay all or a portion of the cost of taxes, maintenance and utilities. Certain of the leases provide that in the event of non-payment of rent, he lessor may terminate the lease without notice. Chilean law provides that a landlord may not evict a tenant without a court hearing, although the tenant is responsible for all costs related to such court hearing.

         The Company leases approximately 380 square meters of executive offices in Santiago, Chile from Inmobiliaria KilKil S.A., an affiliate of the Company, at a rate of $9,050 per month, plus common area maintenance and general expenses of $1,100 per month. The lease is for ten years, ending May 1, 2007.

         In August, 1998, the Company entered into a two year lease with Andean Engineering & Finance Corp. for its corporate U.S. offices in Boca Raton, Florida, which lease may be renewed for an additional two year term. David Mayer, a Director of USC, is the sole shareholder, officer and director of AEFC. The annual lease amount will be $10,000 annually, payable quarterly, which includes all telephone and facsimile, secretarial and other expenses. These terms were negotiated on an arm's length basis and such terms are competitive with current lease terms for similar arrangements in the South Florida area.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in legal proceedings arising in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Class A Common Stock and its Class A Common Stock Warrants are traded on the Nasdaq Small Cap Market Class A Common Stock under the symbols "UNSRW" and "UNSRA, respectively, and commenced their trading on August 4, 1998. The following table sets forth the high and low bid quotations for the Common Stock and Warrant for the periods indicated. These quotations, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                 High            Low
------                                                 ----            ---
Common Stock
August 4, 1998 through September 30, 1998              $4.87          $2.37
Quarter ended December 31, 1998                        $4.00          $2.43

Warrants
August 4, 1998 through September 30, 1998              $1.53          $0.62
Quarter ended December 31, 1998                        $1.05          $0.62

As of December 31, 1998, there were approximately 300 holders of record of the Company's Class A Common Stock.

The Company has never paid dividends on its Class A Common Stock since its formation in November 1997. However, KyF Chile has declared dividends in the aggregate of $730,648, $768,018 and $19,305 for the years 1995, 1996 and 1997, respectively, to its shareholders. Of the $730,648 declared in 1995, the total amount was reinvested in the Company as paid-in-capital. Of the $768,018 declared in 1996, $139,909 was distributed in 1996 and the balance ($628,409) was distributed in 1997, of which $324,286 of the $628,409 was reinvested in KyF Chile. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. The issuance of any dividends in the future is subject to compliance with the terms and conditions of the Franchise Agreement, which include the approval by KFCIH of the issuance of any dividends by the Company.

Upon distribution of a dividend by KyF Chile, the Company, as a foreign non-resident shareholder of a Chilean corporation, will be subject to a 35% withholding tax less a credit for any corporate taxes paid by the Chilean corporation. However, payment of the foreign (Chilean) taxes may be credited against U.S. federal income tax.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         Management's Discussion and Analysis contains various "forward looking statements" within the meaning of the Securities Act of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variation thereon or comparable terminology.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially form those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risk and uncertainties that could cause actual events or results to differ materially form those referred to in such forward-looking statements.

         The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Overview

         The Company generates revenues from the sales of products from restaurant locations and the sale of coupon books. Sales at restaurant locations represents 94% and 92% of total revenues for 1998 and 1997, respectively. Typically, business entities will receive coupon books from the Company and give them to employees as incentives. The coupon holders present the coupons to the individual restaurants which will subsequently bill the employer for the food purchased by the coupon holders.

         The Company incurs costs primarily for raw food and paper supplies, which represent approximately 37% and 40% of the total revenues for 1998 and 1997, respectively. Payroll represents 22% and 19%, and rent represents 13% and 12%, respectively, for 1998 and 1997.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Results of Operations

         Gross revenues decreased from $14,562,157 in 1997 to $13,415,518 in 1998, a decrease of $1,146,643 or approximately 8%. This decrease is due to a number of components. Although the Company opened six new restaurants in 1998, five were opened in December 1998 and one in August 1998. Therefore, the gross revenues from the new restaurants were not sufficient to offset the decrease due to the pricing of the "combination meals" and the devaluation of the Chilean peso. During 1998, the Company increased the price of the "combination" meals first introduced in 1997 which resulted in a decrease in the volume of sales and an increase in the gross profit margin. Also during 1998, the Chilean peso in relation to the dollar decreased by 8%. This decrease of the peso was caused in part by the economic crisis in Asia and Brazil. As a consequence of the Chilean government devaluing its currency, interest rates increased to as much as 22%. This increase in interest rates reduced the overall discretionary spending and contributed to the decrease in gross revenues. In addition, there was an increase in the number of fast food restaurants of approximately 28% which created more competition.

         Costs of operations for the year ended December 31, 1998 decreased $723,498 from $5,712,350 to $4,988,852 a decrease of approximately 13%. This decrease is due to (i) the decrease in revenue discussed above; (ii) favorable pricing obtained for fresh chicken and (iii) the devaluation of the Chilean peso discussed above.

         Gross profit margins increased from 61% in 1997 to 63% in 1998 as a result of the increase in the price of the combination meal coupled with the decrease in the cost of fresh chicken.

         Selling and administrative expenses for the year ended December 31, 1998 were $7,677,293 compared to $7,817,129 in 1997 a decrease of $139,836 or
2%. This decrease is due to the devaluation of the Chilean peso offset in part by increases in payroll and other costs associated with the opening of the six new restaurants.

         Other income (expenses) increased from $281,271 during 1997 to $417,022 for the year ended December 31, 1998. This increase of $135,751 is due to an increase of $360,683 in incentive fees for the restaurants opened in 1998 offset by an increase in interest expense of $63,942 and a decrease in miscellaneous income of $113,632. Interest expense increased due to the increase in interest rate. Miscellaneous income decreased as a result of the one time revenue generated from related parties in 1997.

         Net income for the year ended December 31, 1998 was $1,139,312 compared to $1,313,949 for the year ended December 31, 1997, a decrease of $174,637 or 13%. This decrease is due to the decrease in revenues as described above.

Liquidity and Capital Resources

         While the Company and its restaurants have a significant presence in Chile and particularly in Santiago, the Company is seeking to accelerate its growth and expand its operations not only in the Santiago area, but also in other cities in Chile with populations of approximately 100,000 or more. The Company's growth to date has been financed through internally generated revenues and bank financing. The Company completed its initial public offering on August 4, 1998; selling 1,400,000 shares of common stock and 1,610,000 warrants and received approximately $6,483,750 after deducting underwriting discounts. A portion of the proceeds from the public offering was used to reduce long-term debt of approximately $1,651,000; payment of back royalties of approximately $874,000; repayments of loans to related parties of approximately $680,000. Prior to the public offering the Company's growth has been financed through internally generated revenues and bank financing. Since the completion of the public offering, the Company has opened six new KFC restaurants and will open another KFC restaurant during January of 1999. The Company intends to open three to five new restaurants during 1999. From the proceeds of its public offering the Company has used: approximately $441,000 for construction costs and for equipment related to the opening of new restaurants. The Company has working capital of approximately $1,606,000 from the offering and intends to use this and its internally generated revenues to open additional restaurants during 1999.

         At December 31, 1998, accounts receivable decreased by $268,885 to $105,061 from $373,946 at December 31, 1997. The amount of receivables outstanding and the number of days outstanding is attributable to the time of recognition of revenues as compared to the date of payment. Furthermore, during 1998, in order to provide greater financial strength to the Company, management emphasized an acceleration of collections in an attempt to reduce short term liabilities, in particular accounts payable. As of result of these efforts, both accounts receivable and accounts payable have decreased substantially.

         Other current assets increased to $236,647 at December 31, 1998 from $114,722 at December 31, 1997, an increase of $121,925 due to the prepayment of certain expenses.

         Current obligations to the banks decreased to $147,668 at December 31, 1998 from $319,249 at December 31, 1997, a decreased of $171,581. This decrease is attributable to management's efforts to reduce debt as well as a decrease in working capital needs.

         The Company did not incur Chilean income taxes in 1998 or 1997 as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any tax liability for the Company. This tax benefit is not anticipated to continue in the future.

         The Company utilizes bank lines of credit for periodic operation expenses. At December 31, 1998, the Company had approximately $356,000 outstanding on its line of credit of approximately $450,000.

         During 1998, the Company repaid all long term obligations with banks with a portion of the proceeds from the public offering. In the future, the Company may have to borrow additional funds for continued expansion beyond the construction of the restaurants referred to above.

         The Company's cost of capital, to the extent determinable, is TAB plus 2% (TAB is the average interest rate Chilean banks pay on deposits which varies between 6%-8%). While cash flow form the Company's current business may provide a cushion with respect to the operating expenses to be incurred in connection with its asset based expansion, management intends to provide separate sources of funding for the present and proposed projects.

         In 1994, the Company entered into an agreement with Pepsico requiring the exclusive use of Pepsi products for each new KFC restaurant then owned by the Company for the following five years. Additionally, the agreement also provided that each new KFC restaurant owned by the Company would be subject to a similar agreement for a period of five years from the opening of such restaurant. In exchange for this exclusivity agreement, the Company received approximately $780,000, net in taxes, which is being recognized and amortized over a five year period. For the years ended December 31, 1998 and 1997, the Company recognized approximately $136,000 and $150,000, respectively, of the deferred revenue. The Company is presently negotiating a new exclusivity contract with Pepsico which it hopes to have in place by August 1999.

         The Company has entered into an Engagement Agreement with Nutmeg Securities, Ltd. ("Nutmeg"). Under this Engagement Agreement, Nutmeg will offer an aggregate of approximately $5,000,000 in the form of the Company's Convertible Preferred Securities through a private placement. The Convertible Preferred Securities shall have terms and conditions to be set forth in a Confidential Private Placement Memorandum to be prepared by the Company.

Inflation

         Over the past five years, Chile has experienced a decrease in inflation. The Chilean economic system is based on an indexed inflation system and therefore, no material inflation is anticipated in the immediate future.

Year 2000 Compliance

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem.

         Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The preliminary estimate for the year 2000 coversion ranges from $75,000 to $100,000 of which approximately $30,000 have been incurred.

Exchange Rates

         Unless otherwise specified, references herein to "U.S. dollars", "dollars", "$", or "U.S.$" are to United States dollars and references to "pesos" or "Ch$" are to Chilean pesos, the legal currency of Chile, and peso-denominated monetary unit. As of March 31, 1998, the exchange rate was one
(1) U.S. dollar to 454.18 pesos. No representation is made that the peso or U.S. dollar amounts shown in this Prospectus could have been or could be converted into U.S. dollars or pesos, as the case may be, at such rate or at any other rate.

         Chile's Ley Organica Constitucional del Banco Central de Chile No.
18.840 ("Central Bank Act") enacted in 1989, liberalized the rules that govern the ability to buy and sell foreign exchange. Prior to 1989, the law permitted the purchase and sale of foreign exchange only in those cases explicitly authorized by the Central Bank of Chile. Under the Central Bank Act, the Company may purchase and sell foreign exchange freely without authorization from the Central Bank of Chile. Such provisions allow the Company to expatriate earnings at the market exchange rate.

         The following table sets forth the annual high, low, and average monthly exchange rate for U.S. dollars for each year starting in 1990 as reported by the Central Bank of Chile.

                          Exchange Rates of Ch$ per U.S.$
                          -------------------------------
                  Year          Low(1)        High(1)     Average(2)
                  ----          ------        -------     ----------

                  1990         295.40        336.86         306.42
                  1991         336.67        374.50         349.21
                  1992         343.93        382.33         362.58
                  1993         382.12        431.04         404.17
                  1994         397.87        433.69         420.18
                  1995         368.75        418.98         396.77
                  1996         402.25        424.97         412.27
                  1997         411.85        439.81         419.31
                  1998         439.18        460.33         465.25

Source:  Central Bank of Chile
---------------

(1) Exchange rates are the actual high and low, on a month-to-month basis for each period.

(2) The average monthly rates during the period.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this report are pending hereto commencing on F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III

ITEM 9.  DIRECTORS. EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL
         PERSON.

Directors and Executive Officers of Uniservice Corporation

Name                            Age            Position
----                            ---            --------
Ricardo Vilensky                43             Chief Executive Officer,
                                               President, Chairman of the
                                               Board of Directors
Mauricio Aguirre                35             Chief Financial Officer, Vice
                                               President of Finance and
                                               Administration,  Director
Juan Carlos Cerda               43             Director
Avram Fritch                    41             Director
David Mayer                     57             Director, Assistant Secretary
Sergio Vivanco(2)               46             Director

-------------
Ricardo Vilensky has served as the Chief Executive Officer, President and Chairman of USC since its formation in November 1997 and as the CEO, President and Chairman of Kentucky Foods Chile, S.A. since its formation in 1986. From July 1991 to the present, Mr. Vilensky has served as the Chairman and owns a 50% interest in Ann Arbor Foods, S.A., which owns 15 Domino's pizza franchises in Chile. See "Certain Relationships and Related Transactions." From June 1991 to September 1996, Mr. Vilensky was the general manager of Commercial Submarine Chile Limitada, which owns 10 submarine and hoagie restaurants in Chile. See "Certain Relationships and Related Transactions." From August 1988 to September 1995, he was a Director of Cafe Santos, S.A., which owned and operated six full service restaurants in Chile. From 1982 to 1994, Mr. Vilensky was the general manager and legal representative for "El Vegetariano," a vegetarian restaurant in Santiago, Chile. Mr. Vilensky is also the principal owner and general manager of Kyoto, the principal shareholder of the Company. See "Certain Relationships and Related Transactions."

Mauricio Aguirre has served as USC's Chief Financial Officer, Vice President of Finance and Administration, and a Director of USC since August 1998. He has served as Vice President of Administration and Finance of KyF Chile S.A. since September 1994 and as a Director of KyF Chile since October 1995. From 1989 to September 1994, Mr. Aguirre was the Controller and a Vice-President of Lan Chile, the national airline of Chile. Mr. Aguirre is a commercial engineer, a public accountant and auditor.

Juan Carlos Cerda has served as a Director of USC since August 1998. He has served as a member of the Board of Directors of KyF Chile since May 1996. Since June 1994, Mr. Cerda has been a partner with the law firm of Estudio Juridico Figueroa and Valenzuela Abogados in Chile as a tax consultant. Since March 1994, Mr. Cerda has been a professor of Planification and Tributary Management at the University of Santiago. From 1991 through May 1994, he was a tax advisor to the Arauco Enterprise Group in Chile.

Avram Fritch has served as a Director of USC since August 1998. Mr. Fritch is the founder of and has served as General Director of General Security Chile, S.A., a residential and commercial security and alarm company located in Santiago, Chile, since 1991. Mr. Fritch is a mechanical engineer and was a captain in the Defense Force of Israel.

David Mayer has served as a Director and Assistant Secretary of USC since its formation in November 1997 and has entered into a ten (10) year consulting agreement with the Company. Since July 1997, Mr. Mayer has served as the President of Andean Engineering and Finance Corp. See "Certain Relationships and Related Transactions." From January 1992 to March 1996, Mr. Mayer was a consultant to Premier Artists Services, Inc., Corporate Entertainment Productions, Inc. and Alliance Entertainment, Inc., companies where he assisted in the implementation of their respective business plans, as well as in connection with mergers and acquisitions.

Sergio Vivanco has served as a member of USC's Board of Directors since August 1998. Mr. Vivanco has been a member of the Board of Directors of KyF Chile since 1991 and is a member of the Board of Directors of Inversiones Huillimapu S.A., an affiliate of Kyoto. Mr. Vivanco has been an attorney since 1979 and has served as general counsel since 1986 to Kyoto and to KyF Chile. Mr. Vivanco is a partner in the law firm of Abud, Vivanco and Vergara in Santiago, Chile, which serves as the Company's legal counsel in Chile.

Directors and Executive Officers of KyF Chile

         The directors and executive officers of KyF Chile are as follows:

Name                              Age            Position
----                              ---            --------
Ricardo Vilensky(1)               43             Chief Executive Officer,
                                                 President, Chairman of the
                                                 Board, Director
Mauricio Aguirre(1)               35             Chief Financial Officer, Vice
                                                 President of Finance and
                                                 Administration, Director
Juan Carlos Cerda(1)              43             Director
Fernando Abud                     48             Director
Sergio Vivanco(1)                 46             Director
------------

(1) See "Directors and Executive Officers of USC."

         Fernando Abud has been a partner with the law firm of Abud, Vivanco y Vergara Abogados since March 1995, which firm also include Sergio Vivanco, a Director of KyF Chile and of USC. Between 1977 and 1993, Mr. Abud was a partner with the law firm of Abud y Cia, Abogados. Between 1977 and 1993, he was an attorney for the Copper Chilean Commission, where he served as the legal subdirector from 1978 to 1986 and from 1986 to 1993, as Secretary General. Mr. Abud's law firm is the Company's legal counsel in Chile.

         USC's non-employee Directors, David Mayer, Avram Fritch, and Carlos Cerda, will receive $200 plus expenses for attendance at each meeting of the Board of Directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at the meetings. The Company intends to purchase directors and officers insurance as soon as practicable to the extent that it is available and cost effective to do so.

Committees of the Board of Directors

         The Audit Committee consists of Juan Carlos Cerda, Sergio Vivanco, and Avram Fritch. The Audit Committee will review the work of the audit staff and direct reports covering such work to be prepared. The Audit Committee will oversee the Company's continuous audit program to protect against improper and unsound practices and to furnish adequate protection for all of its assets and records. The Audit Committee also will act as liaison to the Company's independent certified public accountants, and will conduct such audit work as is necessary and will receive written reports, supplemented by such oral reports as it deems necessary, from the Company's independent certified public accountants.

         The Compensation and Stock Option Committee consists of Messrs. Vivanco, Fritch, Cerda, and Mayer. The Compensation and Stock Option Committee will make recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

         The Nominating Committee consists of Messrs. Vilensky, Fritch, Cerda, and Mayer. The Nominating Committee will make recommendations with respect to qualified individuals to become members of the Company's Board of Directors.

         Of the six members of the Board of Directors, Messrs. Cerda, Fritch, and Mayer are non-employee directors. However, Mr. Mayer has entered into a consulting agreement with the Company. See "Certain Relationships and Related Transactions."

         There are no family relationships among any of the executive officers or directors.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 1998. [The Company did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 1998].

                                            Summary Compensation Table
                                            --------------------------

                                                                                          Other Annual
Name and Principal Position               Year         Salary($)           Bonus ($)      Compensation($)
---------------------------               ----         ---------           ---------      ---------------
Ricardo Vilensky, CEO,                    1998         -0-                   -0-               -0-
   President and Chairman                 1997(1)      $85,868               -0-               19,305(2)
                                          1996(1)      -0-                   -0-             $109,629(2)

---------

(1) This table is based solely upon compensation received from KyF Chile.

(2) Represents dividends paid to Kyoto. Mr. Vilensky is the principal shareholder of Kyoto. See "Certain Relationships and Related Transactions."

Employment Agreements

         Ricardo Vilensky, Chief Executive Officer, President and Chairman. The Company has entered into a written three-year employment agreement with Mr. Vilensky, which commenced August 1998. Pursuant to the terms and conditions of his employment agreement, Mr. Vilensky shall receive an initial annual base salary of $80,000, annual bonuses of up to $100,000, as determined by the Company's Board of Directors, including a vacation bonus of $20,000, and other annual compensation of $90,000, which includes (i) $15,000 for school expenses for Mr. Vilensky's children, (ii) $10,000 for entertainment, (iii) $20,000 for travel, (iv) $20,000 for medical reimbursement, and (v) $28,000 for automobile expenses including cost of vehicle, maintenance and insurance. Mr. Vilensky shall be reimbursed for his ordinary and necessary business expenses including fees for membership in one business or social club, up to a maximum of $5,000 per year, and in other clubs and organizations as the Company and Mr. Vilensky shall mutually agree are necessary and appropriate. In 1998 Mr. Vilensky waived all compensation due to him. Mr. Vilensky's employment contract is being re-negotiated.

         Mauricio Aguirre, Chief Financial Officer. The Company has entered into a written one year employment agreement with Mauricio Aguirre, which commenced August 1998. Pursuant to the terms and conditions of his employment agreement, Mr. Aguirre shall receive an initial annual base salary of $60,000, bonuses of up to $30,000 per year, as determined by the Company's Board of Directors, and other annual compensation of $20,000, which includes (i) $10,000 for medical reimbursement and (ii) $10,000 for automobile expenses. Prior to the Effective Date, Mr. Aguirre entered into a written employment agreement with KyF Chile, which employment agreement will terminate upon the Effective Date of the written employment agreement with the Company described herein.

         ISAPRE. Messrs. Vilensky and Aguirre are also entitled to receive certain social security benefits pursuant to Chilean law. The Social Security laws in Chile were established as a private system that requires all companies to retain approximately 20% of the gross salaries of its employees, up to a maximum of $1,892.80 per year, which is used to pay both Administrators of Pension Funds Companies ("AFP") and Institutions of Previsional Health ("ISAPRE").

         The allocation of this 20% to each service is approximately as follows:

         (a) 10% to the AFP: This amount is deposited in an individual interest-bearing account of each employee to cover their retirement. In Chile, the age of retirement is 60 for women and 65 for men.

         (b) 3% to the AFP: This amount covers any partial or permanent disability and, in the case of death, will provide a monthly amount to the deceased's spouse. The amount paid corresponds to 70% of an employee's average salary, based upon the last 10 years of the employee's life.

         (c) 7% to the ISAPRE: This amount covers medical fees, hospitalization and clinical examinations. This percentage may be voluntarily increased by the employee according to the employee's contractual agreement with the employee's ISAPRE. In many instances it may be necessary for individuals to pay additional costs for health care.

         Additionally, Chilean law requires the payment of one month salary (up to a maximum of approximately $2,839.20) for each year (or portion thereof in excess of six months worked in the last year), worked by the employee when he is dismissed without cause, subject to a maximum of eleven months (up to a maximum of $1,892.80 per month, or an aggregate of $20,820.80). When the employee terminates his or her employment, no compensation is legally required.

Option Grants in Last Fiscal Year

         During fiscal year 1998, there were no option or SAR grants to any persons, including any of the Company's executive officers or directors.

Incentive and Non-Qualified Stock Option Plan

         On January 5, 1998, the Board of Directors and a majority of USC's shareholders adopted the Company's Stock Option Plan (the "Plan"). The purpose of the Plan is to increase the employees', advisors', consultants', and directors' proprietary interest in USC, to align more closely their interests with the interests of USC's shareholders, and to enable the Company to attract and retain the services of experienced and highly qualified employees and directors. USC has reserved an aggregate of 200,000 shares of Class A Common Stock under the Plan.

         The Company's Board of Directors, or a committee thereof, administers and interprets the Plan and is authorized to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. The Plan provides for the granting of "incentive stock options" (as defined in Section 422 of the Internal Revenue Code), non-statutory stock options and "reload options." Options may be granted under the Plan on such terms and at such prices as determined by the Board, or a committee thereof, except that in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

         The exercise price for any option under the Plan may be paid in cash, in shares of Class A Common Stock or such other consideration that is acceptable to the Board of Directors or the committee thereof. If the exercise price is paid in whole or in part in Class A Common Stock, such exercise may result in the issuance of additional options, known as "reload options," for the same number of shares of Class A Common Stock surrendered upon the exercise of the underlying option. The reload option would be generally subject to the same provisions and restrictions set forth in the Plan with respect to the underlying option except as varied by the Board of Directors or the committee thereof. A reload option enables the optionee to ultimately own the same number of shares as the optionee would have owned if the optionee had exercised all options for cash.

         Options granted under the Plan will be exercisable after the period or periods specified in the option agreement. Options granted under the Plan are not exercisable after the expiration of five years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. The Plan also authorizes the Company to make loans to optionees to enable them to exercise their options.

         No options have been granted pursuant to the Plan and no options may be granted without the express written consent of the representative of the Company's initial public offering for a period of one year following the effective date of the offering. Furthermore, to the extent that any options granted within the first year are exercised, the underlying shares of Class A Common Stock will be subject to a 24 month lock-up period commencing on the effective date. of the offering.

Option Exercises and Holdings

         To date, the Company has not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 1998.

ITEM 11.  PRINCIPAL SHAREHOLDERS.

         The following table sets forth certain information regarding the Common Stock beneficially owned as of March 1, 1998 (i) by each person who is known by USC to own beneficially 5% or more of the Common Stock; (ii) by each of USC's executive officers and directors; and (iii) by all executive officers and directors of USC as a group. Unless otherwise set forth, the mailing addresses for the individuals named below is Carmencita #25, Office 102, Santiago, Chile.

                                      Number of Shares
Name and Address of                    of Common Stock                    Ownership             Voting
Beneficial Owner                     Beneficially Owned                  Percentage           Percentage
----------------                     ---------------------               ----------           ----------
Ricardo Vilensky                       1,400,000(1)(2)(9)                   97.9%                  90.7%
Mauricio Aguirre                              -0-                             -0-                    -0-
Juan Carlos Cerda                             -0-                             -0-                    -0-
Avram Fritch                                  -0-                             -0-                    -0-
David Mayer(5)                             6,800(6)                           -0-                    -0-
Sergio Vivanco                                -0-                             -0-                    -0-
Inversiones e Inmobiliaria
  Kyoto Limitada(8)                    1,399,900(7)                         97.9%                  90.7%
All executive officers and
directors as a group (6 persons)       1,406,800                            98.3%                  99.8%

                                       27

--------------------

(1) Represents 1,400,000 shares of Class B Common Stock that have 10 votes for each share of Class B Common Stock held. See "Description of Securities."

(2) Includes 1,399,900 shares of Class B Common Stock issued to Kyoto in connection with the stock purchases of August 1998. [See Note 1 to "Notes to Financial Statements."] Kyoto is owned and controlled by Mr. Vilensky. See "Certain Relationships and Related Transactions." The remaining 100 shares of Class B Common Stock were issued to Mr. Vilensky as founder's shares.

(3) While the shares held by Mr. Vilensky, directly or indirectly, will represent 49.5% of the outstanding Common Stock issued, they will represent an approximately 90.7% voting interest in the Company, since holders of Class B Common Stock are entitled to 10 votes for each share of Class B Common Stock held.

(5)      Mr. Mayer's address is 1900 Glades Road, Suite 351, Boca Raton, Florida
         33301.

(6)      Represents shares of Class A Common Stock.

(7) Represents 1,399,900 shares of Class B Common Stock that have 10 votes for each share of Class B Common Stock held.

(8) Includes 1,399,900 shares of Class B Common Stock issued to Kyoto in connection with the Stock Purchases. Kyoto is owned and controlled by Mr. Vilensky. See "Certain Relationships and Related Transactions."

(9) Does not include the 14,500 shares of Class A Common Stock held by Jessica Vilensky, Mr. Vilensky's wife, which he disclaims beneficial ownership.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 4, 1998, Kyoto purchased 1,399,900 shares of Class B Common Stock from the Company for $2,200,000, and (ii) the Company shall purchase Kyoto's 99.97% interest in KyF Chile for $2,200,000 and KyF Chile became a majority owned (99.97%) subsidiary of the Company. The remaining 15 shares of KyF Chile stock are owned by Ricardo Vilensky, individually, who is also the principal shareholder of Kyoto (Chilean law requires that a Chilean corporation be owned by not less than two shareholders). Kyoto is a Chilean limited partnership whose partners are Inversiones Huillimapu S.A. ("IHSA") (99%) and Ricardo Vilensky (1%), who is also its general manager. The shareholders of IHSA are Ricardo Vilensky (90%) and Compania Administradora de Restaurantes Limitada ("CARL") (10%). The partners of CARL are Kyoto (98%) and Mr. Vilensky (2%). The general manager of CARL is Mr. Vilensky.

         In May 1991, KyF Chile agreed to guaranty certain liabilities of Kyoto that are due to Leasing Andino S.A. in connection with certain lease obligations for office space. As of December 31, 1998, the Company estimates that the current remaining obligations of Kyoto under the lease are approximately $95,000.

         In January 1992, KyF Chile agreed to guarantee certain liabilities of Inversiones y Rentas Quebrada Honda S.A. ("IRQH"), whose shareholders are Mr. Vilensky's brother and sister-in-law. Such liabilities are due to Banestado Leasing S.A. in connection with certain lease obligations. As of December 31, 1998, the Company estimates that the current remaining obligations of IRQH are approximately $59,000.

         Mr. Vilensky owns a 50% interest in Ann Arbor Foods S.A. ("Ann Arbor"), which owns fifteen (15) Domino's Pizza restaurants in Chile. Mr. Vilensky has agreed to resign as an officer and director in Ann Arbor and to divest himself of all interest in these franchises in the future.

         On October 3, 1997, the Company entered into a loan agreement with Kyoto whereby Kyoto loaned the Company the principal sum of $279,095, at an interest rate of 9% per annum. The proceeds from this loan were used for working capital. The loan has been repayed. On November 6, 1997, the Company entered into a loan agreement with Kyoto whereby Kyoto loaned the Company the principal sum of $400,000 at an interest rate of 7.8% per annum. These funds were used to reduce the amount of back royalties due to KFCIH. The Company repayed the $400,000 loan (plus accrued interest) from the proceeds of the Offering. The remaining loan in the principal amount of $279,095 (plus accrued interest) was repaid from the Company's operations by the end of 1998 in accordance with the terms of the promissory note.

         On April 30, 1997, KyF Chile sold its office facility in Santiago, Chile to Imobiliaria KilKil S.A. ("IKK"), whose shareholders include IHSA (99%) and Mr. Vilensky (1%). In consideration for the payment price of $577,574, IKK issued to KyF Chile a promissory note (the "Note") for the total amount due, and in turn, KyF Chile transferred the Note to its principal shareholder, Kyoto. Of the total amount due, $303,191 was paid in the form of dividends to Kyoto for 1996 and $274,383 has been used to satisfy a loan obligation due by KyF Chile to Kyoto in connection with the remodelling of two of the Company's KFC(R) restaurants. On May 1, 1997, KyF Chile entered into a ten year lease agreement with IKK, at a rate of $9,050 per month, plus common area maintenance and general expenses of $1,100 per month.
See "Business - Properties."

         Upon the Effective Date, the Company will enter into a two year lease, which lease may be renewed for an additional term of two years, with AEFC to use a portion of AEFC's facilities in Boca Raton, Florida, for the Company's corporate U.S. offices. David Mayer, a Director of USC, is the sole shareholder, officer and director of AEFC. The annual lease amount will be $10,000 payable quarterly or as otherwise agreed upon between the parties. These terms were negotiated on an arm's length basis and such terms are competitive with the going rates.

         In August 1998, the Company entered into a one year agreement with AEFC to provide certain services to the Company including acting as the U.S. liaison for the Company. In consideration for these services, AEFC will receive $20,000 annually, payable in quarterly installments.

         In August 1998, KyF Chile entered into a ten year agreement with David Mayer, a Director of USC, whereby Mr. Mayer shall perform certain services for the Company, including advising in the preparation and implementation of the Company's business plan, research, evaluation and negotiations with strategic partners and alternative sources of credit and financial opportunities, assisting in conducting market surveys, assisting in shareholder and investor relations, assisting in the preparation of reports to shareholders and investors, and acting as the U.S. liaison to KFCIH and to U.S. vendors. In consideration for these services, Mr. Mayer receives an annual fee of approximately $35,000, or as otherwise agreed upon by the parties, commencing August 1998. As of December 31, 1998, the Company prepaid approximately $85,417 of the amounts due.

         All ongoing transactions were ratified by a majority of the Company's independent directors who do not have an interest in the transactions. The Company believes that all transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties. In addition, any forgiveness of loans will be approved by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's counsel or independent counsel.

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description of Exhibit
----------        ----------------------
1.1               Form of Underwriting Agreement(1.1)*
2.1               Stock Purchase Agreement between Kyoto and the Company for the purchase of Class B Common Stock(2.1)*
2.2               Stock Purchase Agreement between the Company and Kyoto for the purchase of shares of Kentucky Foods Chile S.A.
                  Stock(2.2)*
3.1(a)            Company's Amended and Restated Articles of Incorporation(3.1(a))*
3.1(b)            Articles of Amendment to Articles of Incorporation(3.1(b))*
3.2               Company's Bylaws(3.2)*
4.1               Form of Warrant Agreement together with the form of Warrant Certificate(4.1)*
4.2               Form of Representative's Warrant Agreement together with the form of Representative's Warrant Certificate(4.2)*
4.3               Form of Class A Common Stock Certificate(4.3)*
10.1              Stock Option Plan(10.1)*
10.2              Master Franchise Agreement between Kentucky Foods Chile, S.A. and Kentucky Fried Chicken International Holdings,
                  Inc., as amended(10.2).
10.6              Employment Agreement between the Company and Ricardo Vilensky(10.6)*
10.7              Employment Agreement between the Company and Mauricio Aguirre(10.7)*
10.8              Lease Agreement between KyF Chile and Imobiliaria Kilkil S.A.(10.8)*
10.9              Recognition of Debt Note(10.9)*
21                Subsidiaries of Registrant(21)*
27                Financial Data Schedule(27)

--------------------

(*) Previously filed in the Company's Registration Statement, Registration No. 333-50897 under the same exhibit number.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized .

                                                     UNISERVICE CORPORATION



                                                     By: /s/ Ricardo Vilensky
                                                     ---------------------------
                                                     Ricardo Vilensky
                                                     President and
                                                     Chief Executive Officer

         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.

         Signatures                     Title                                           Date
         ----------                     -----                                           ----
/s/Ricardo Vilensky                     President and Chief                             March 31, 1999
-------------------                     Executive Officer and
Ricardo Vilensky                        Director (Principal
                                        Executive, Financial
                                        and Accounting Officer)

/s/David Mayer                          Director                                        March 31, 1999
--------------------
David Mayer


/s/Mauricio Aguirre                     Chief Financial Officer and                     March 31, 1999
--------------------                    Director (Vice President of
Mauricio Aguirre                        Finance and Administration)


/s/Juan Carlos Cerda                    Director                                        March 31, 1999
--------------------
Juan Carlos Cerda


/s/Avram Fritch                         Director                                        March 31, 1999
--------------------
Avram Fritch


/s/Sergio Vivanco                       Director                                        March 31, 1999
--------------------
Sergio Vivanco

                                       31

                             UNISERVICE CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                      UNISERVICE CORPORATION AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS




                                                                           Page
                                                                           ----

Independent Auditors' Report................................................F-2

Consolidated Balance Sheet..................................................F-3

Consolidated Statements of Income...........................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Uniservice Corporation and Subsidiary
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Uniservice Corporation and Subsidiary (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniservice Corporation and Subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/S/ SPEAR, SAFER, HARMON & CO.
------------------------------
SPEAR, SAFER, HARMON & CO.

Miami, Florida
February 26 , 1999

                                       UNISERVICE CORPORATION AND SUBSIDIARY
                                            Consolidated Balance Sheet
                                                 December 31, 1998

                                                    A S S E T S

Current Assets:
   Cash and cash equivalents                                                                                $     1,618,179
   Accounts receivable, net                                                                                         105,061
   Due from related party                                                                                           120,038
   Other receivables (Note 2)                                                                                       208,939
   Inventory                                                                                                        430,361
   Income taxes receivable (Note 3)                                                                                 155,754
   Other current assets (Note 4)                                                                                    236,647
                                                                                                            ---------------

         Total Current Assets                                                                                     2,874,979

Property and Equipment, net (Note 5)                                                                              8,304,932
Prepaid expense                                                                                                      50,417
Intangibles, net (Note 6)                                                                                            98,787
Deposits (Note 7)                                                                                                   445,431
                                                                                                            ---------------

                                                                                                            $    11,774,546
                                                                                                            ===============
                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses (Note 8)                                                           $     1,187,074
   Lines-of-credit (Note 9)                                                                                          94,322
   Current portion of capital lease obligations (Note 10)                                                           502,549
   Deferred revenue (Note 11)                                                                                        88,889
                                                                                                            ---------------

         Total Current Liabilities                                                                                1,872,834
                                                                                                            ---------------

Long-Term Liabilities:
   Capital lease obligations, excluding current portion (Note 10)                                                 1,022,249
                                                                                                            ---------------

Stockholders' Equity: (Note 12)
   Class A common stock                                                                                                 143
   Class B common stock                                                                                                 140
   Preferred stock                                                                                                       -
   Additional paid-in capital                                                                                     8,707,157
   Retained earnings                                                                                              1,232,488
   Cumulative translation adjustment                                                                             (1,060,465)
                                                                                                            ---------------

         Total Stockholders' Equity                                                                               8,879,463
                                                                                                            ---------------

                                                                                                            $    11,774,546
                                                                                                            ===============

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-3

                                       UNISERVICE CORPORATION AND SUBSIDIARY

                                         Consolidated Statements of Income

                                      Years Ended December 31, 1998 and 1997

                                                                                     1998                      1997
                                                                             -------------------------------------------
Revenues                                                                     $     13,415,518            $    14,562,157
Cost of Operations                                                                  4,988,852                  5,712,350
                                                                             ----------------            ---------------

Gross Profit                                                                        8,426,666                  8,849,807
                                                                             ----------------            ---------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                    3,089,405                  2,776,949
   Occupancy                                                                        1,677,986                  1,708,515
   Other selling and administrative                                                 2,936,985                  3,331,665
                                                                             ----------------            ---------------

                                                                                    7,704,776                  7,817,129
                                                                             ----------------            ---------------

Income from Operations                                                                722,290                  1,032,678

Other Income (Expenses):
  Other, net (Note 13)                                                                762,010                    562,317
  Interest expense                                                                   (344,988)                  (281,046)
                                                                             ----------------            ----------------

                                                                                      417,022                    281,271
                                                                             ----------------            ---------------

Net Income                                                                   $      1,139,312            $     1,313,949
                                                                             ================            ===============


Net Income Per Common Share                                                  $           0.57            $          0.94
                                                                             ================            ===============


Weighted Average Common Shares Outstanding                                          2,005,833                  1,400,000
                                                                             ================            ===============

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4

                                       UNISERVICE CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Stockholders' Equity
                                      Years Ended December 31, 1998 and 1997



                                                             Class A          Class B        Additional        Retained
                                                             Common           Common          Paid-in          Earnings
                                                              Stock            Stock          Capital          (Deficit)
                                                              -----           -----           -------          ---------
Balance at December 31, 1996                               $        -        $     140       $  2,963,476      $   (574,520)

Dividends reinvested                                                -                -            324,286          (324,286)

Net income                                                          -                -                  -         1,313,949

Dividends to stockholders                                           -                -                  -          (321,967)

Translation adjustment                                              -                -                  -                 -
                                                           ----------       ----------       ------------      ------------

Balance at December 31, 1997                                        -              140          3,287,762            93,176

Issuance of Class A common stock from public offering, net        140                -          5,325,648                 -

Issuance of Class A common stock for bridge financing               3                -             67,497                 -

Over allotment of warrants                                          -                -             26,250                 -

Net income                                                          -                -                  -         1,139,312

Dividends to stockholders                                           -                -                  -

Translation adjustment                                              -                -                  -
                                                           ----------       ----------      -------------      ------------

Balance at December 31, 1998                               $      143       $      140      $   8,707,157      $  1,232,488
                                                           ==========       ==========      =============      ============

(RESTUBBED TABLE)
                                                                             Cumulative          Total
                                                                            Translation      Stockholders'
                                                                             Adjustment         Equity
                                                                             ----------         ------



Balance at December 31, 1996                                              $    (89,345)       $  2,299,751

Dividends reinvested                                                                 -                   -

Net income                                                                           -           1,313,949

Dividends to stockholders                                                            -            (321,967)

Translation adjustment                                                        (116,174)           (116,174)
                                                                          ------------       -------------

Balance at December 31, 1997                                                  (205,519)          3,175,559

Issuance of Class A common stock from public offering, net                           -           5,325,788

Issuance of Class A common stock for bridge financing                                -              67,500

Over allotment of warrants                                                           -              26,250

Net income                                                                                       1,139,312

Dividends to stockholders

Translation adjustment                                                        (854,946)           (854,946)
                                                                          ------------       -------------

Balance at December 31, 1998                                              $ (1,060,465)      $   8,879,463
                                                                          ============       =============

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-5

                                       UNISERVICE CORPORATION AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows

                                      Years Ended December 31, 1998 and 1997


Cash Flows from Operating Activities:                                               1998                      1997
                                                                              ---------------          ---------------
  Net income                                                                  $     1,139,312          $     1,313,949
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                                      685,918                  715,555
   Deferred income taxes                                                                    -                   (1,156)
   Loss on sale of building                                                                 -                    7,852
   Translation adjustment                                                            (854,946)                (116,174)
   Changes in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable, net                                                       268,885                  211,986
       Other receivables                                                             (323,616)                  22,593
       Inventory                                                                       85,202                 (208,507)
       Income taxes receivable                                                        (10,319)                  82,939
       Other current assets                                                          (121,924)                  68,743
       Prepaid contract                                                                50,417                        -
       Intangibles                                                                      9,733                   (4,199)
       Deposits                                                                        27,828                  (80,020)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                       (1,121,334)                 (26,182)
       Deferred revenue                                                              (150,446)                (156,404)
                                                                              ---------------          ---------------

Net Cash (Used in)  Provided by Operating Activities                                  416,124                1,830,975
                                                                              ---------------          ---------------

Cash Flows from Investing Activities:
  Acquisition of property and equipment                                            (1,636,245)                (448,507)
                                                                              ---------------          ---------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-6

                                       UNISERVICE CORPORATION AND SUBSIDIARY

                                 Consolidated Statements of Cash Flows (Continued)

                                      Years Ended December 31, 1998 and 1997


Cash Flows from Financing Activities:                                                 1998                     1997
                                                                                --------------          ---------------
   Net repayments of note payable to banks                                      $     (70,206)          $     (586,946)
   Dividends paid                                                                           -                 (321,967)
   Net proceeds (repayment) of lines-of-credit                                         13,205                 (701,671)
   Net (repayments) proceeds from related parties                                    (421,261)                 531,095
   Repayments on capital lease obligations                                           (385,606)                (352,350)
   Net proceeds from public offering                                                6,483,750                        -
   Payment of offering costs                                                         (945,901)                (118,311)
   Proceeds from bridge loan                                                          150,000                        -
   Repayment of bridge loan                                                          (150,000)                       -
   Net (repayment) proceeds of long-term debt                                      (1,650,982)                 672,456
                                                                                -------------           --------------

Net Cash Provided by (Used in) Financing Activities                                 3,022,999                 (759,383)
                                                                                -------------           --------------

Increase in Cash and Cash Equivalents                                                 970,630                  504,774

Cash and Cash Equivalents - Beginning of Year                                         647,549                  142,775
                                                                                -------------           --------------

Cash and Cash Equivalents - End of Year                                         $   1,618,179           $      647,549
                                                                                =============           ==============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                       $     529,503           $      274,371

Supplemental Disclosure of Non-Cash Financing Activities:
   Dividends reinvested                                                                     -                  324,286
   Note received in exchange for sale of building                                           -                  568,545
   Issuance of Class A Common stock in connection
    with bridge loan                                                                        -                   67,500
   Acquisition of property and equipment subject
    to capital lease                                                                  855,474                   77,704
   Capital leases reclassified to property,
    plant and equipment                                                               557,547                        -

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-7

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1998 and 1997


NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization - Uniservice Corporation, (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile" collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 36 restaurants in the Santiago, Chile area pursuant to its international franchise agreement with Tricon Global Restaurants, Inc.
          ("Tricon").

          Basis of Presentation - In August 1998, the Company acquired 99.7% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Kyoto purchased 1,399,900 shares of Class B common stock for $2.2 million, and, (ii) the Company purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million and KyF Chile became a majority owned (99.97%) subsidiary of the Company. The substance of this transaction was an exchange of shares between the Company and Kyoto which was accounted for by the pooling of interests. Accordingly, the consolidated financial statements for the periods presented have been prepared assuming the acquisition by the Company took place on January 1, 1997, that the Company was incorporated on that date, and the exchange of shares was affected at that time.

          Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

          Revenue Recognition - Revenue is recognized at the point of sale of goods to its customers on a daily basis.

          Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less. The Company places its cash with high credit quality financial institutions and, at times, maintain balances in excess of insured limits.

          Fair Values of Financial Instruments - The fair value of a financial Instrument is the amount at which the instrument could be exchanged in the current transaction between willing parties. The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying amounts at December 31, 1998.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Accounts Receivable - In Chile, it is customary to offer various sorts of coupons and coupon books to other corporations who provide meal services to their employees, as well as, for bonuses to its customers. The Company bills the various corporations, on a monthly basis, for coupons redeemed and recognizes income, accordingly. Approximately 6% and 8%, respectively, of revenues generated in 1998 and 1997 were due from these coupon books. Included in accounts receivable are amounts due from the various corporations in connection with coupon redemptions. Historically, the Company has had very few non-remittances on its billings. As a result, the Company has provided an allowance for doubtful accounts of $17,099 as of December 31, 1998.

          Inventory - Inventory consists primarily of fresh chicken, produce and restaurant supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

          Offering Costs - Offering costs representing legal, accounting, and underwriting fees incurred in connection with the public offering of the Company's shares are charged against paid in capital. Offering costs amounted to approximately $1,849,000.

          Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on a straight-line method based on the estimated useful life of the asset ranging from three to ten years.

          Income Taxes - The Company was not liable for U.S. income taxes for the years ended December 31, 1998 and December 31, 1997, because all earnings were generated by the Chilean subsidiary and no earnings were repatriated to the Company for these reporting periods. Therefore, no deferred tax assets or liabilities are attributable to these years other than those reported by the subsidiary in its regional operations.

          Foreign Operations - As the Company operates exclusively in Chile, one must be aware of the potential for both economic and political change in the business environment, different than that of the United States. The success of the Company depends on the success of the Chilean operations and a stable economic and political environment.

          Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,005,833 and 1,400,000,respectively, for the years ended December 31, 1998 and 1997, giving effect to common stock equivalents, none of which existed in the aforementioned periods.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 1  - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS #130, Reporting Comprehensive Income. SFAS #130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. For the year ended December 31, 1998, comprehensive income is equal to net income.

          Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications - Certain accounts in the 1997 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 1998 consolidated financial statements.

          Year 2000 Compliance - The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluation and managing the risks and costs associated with this problem.

          Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. After evaluations of the responses from such communications, the Company will prepare a contingency plan to mitigate year 2000 issues, if necessary. The preliminary estimate for Year 2000 conversion ranges from $75,000 to $100,000 of which approximately $30,000 have been incurred to date.

          Recent Pronouncements - The Financial Accounting Standards Board
          (FASB) has issued the following statements which are to be applied prospectively, #131 - Disclosures About Segments of an Enterprise and Related Information, #132 - Employer's Disclosures About Pensions and Other Retirement Benefits. None of these pronouncements have a material impact on the financial statements of the Company.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 2  - OTHER RECEIVABLES

          Other receivables consist of the following at December 31, 1998:
          Advances to vendors                                                            $       98,250
          Advance payments for custom duties                                                     18,289
          Travel and other sundry advances                                                       66,031
          Other                                                                                  26,369
                                                                                         --------------

                                                                                         $      208,939
                                                                                         ==============

NOTE 3  - INCOME TAXES

          In Chile, the Company is subject to income taxes at a statutory rate of 15% of taxable income, as defined. For the years ended December 31, 1998 and 1997, the Company had no taxable income, due to various credits and incentives provided by the government of Chile. Therefore, no provision for income taxes were made. These government credits and incentives are not anticipated to continue in the future with the continued strong earnings previously reported and expected in the future. In addition, the Company made estimated income tax payments during those years and is due a refund.

          The following is a reconciliation of the statutory tax rates:

                                                                             Years Ended December 31,
                                                                            --------------------------
                                                                             1998                1997
                                                                            --------------------------
          Statutory tax rate                                                   15 %               15 %
          Credits and incentives from government                              (15)               (15)
                                                                            -----             ------

          Effective tax rate                                                    0 %                0 %
                                                                            =====             ======

          As mentioned above, while the Company has incurred no income taxes for the years ended December 31, 1998 and 1997, it has made monthly estimated tax payments which coupled with the aforementioned credits has yielded income tax recoverables. Following are the components of the income tax receivable balance at December 31, 1998:

          Balance at beginning of year                                               $     145,435
          Payments of estimated income taxes                                               115,370
          Credit for educational expenses                                                   11,448
          Refunds received                                                                (145,435)
          Other, net                                                                        28,936
                                                                                     -------------

                                                                                     $     155,754
                                                                                     =============

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 4  - OTHER CURRENT ASSETS

          Other current assets consist of the following at December 31, 1998:

          Deferred income taxes                                                            $        32,111
          Prepaid expenses                                                                         204,536
                                                                                           ---------------

                                                                                           $       236,647
                                                                                           ===============

          Deferred income taxes is due to a deferred tax asset. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and tax bases of assets and liabilities, principally depreciation, using enacted tax rates in effect.


NOTE 5  - PROPERTY AND EQUIPMENT, NET

          Property and equipment, net at December 31, 1998 consists of the following:

          Furniture and fixtures                                                              $    6,459,923
          Office equipment and machinery                                                           2,134,234
          Capital leases                                                                           2,136,377
          Other                                                                                      255,408
                                                                                              --------------

                                                                                                  10,985,942
          Less accumulated depreciation
           and amortization                                                                       (2,681,010)
                                                                                              --------------

                                                                                              $    8,304,932
                                                                                              ==============

          Depreciation and amortization expense approximated $655,000 and $712,000 for the years ended December 31, 1998 and 1997, respectively.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 6  - INTANGIBLES, NET

          Intangibles, net consist of the following at December 31, 1998:

          Goodwill                                                                            $     106,519
          Trademarks, licenses and other                                                             26,884
                                                                                              -------------

                                                                                                    133,403

          Less accumulated amortization                                                             (34,616)
                                                                                              -------------

                                                                                              $      98,787
                                                                                              =============

          Intangibles are being amortized using the straight-line method. Goodwill is being amortized over a period of 40 years and trademarks, licenses and other are being amortized over a period of 17 years. Amortization commenced during 1997. For the year ended December 1, 1998, amortization expense amounted to $30,884.


NOTE 7  - DEPOSITS

          KyF Chile conducts its operations in leased facilities which require security deposits based on the square footage, location, and term of each lease (see Note 15). The balance of the security deposits at December 31, 1998 amounted to approximately $445,000.


NOTE 8  - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following at December 31, 1998:

          Vendors                                                                       $         812,983
          Sales tax and withholdings                                                              147,668
          Salaries and other employee benefits                                                    101,138
          Franchise fees                                                                           83,676
          Other                                                                                    29,109
                                                                                        -----------------

                                                                                        $       1,174,574
                                                                                        =================

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 9  - LINES-OF-CREDIT

          The Company has lines-of-credit with several Chilean banks with monthly semiannual and annual maturity dates. The lines-of-credit bear interest at rates ranging from 9.02% to 11% per annum and are collateralized by a personal guarantee from a stockholder and certain assets of the Company. As of December 31, 1998, approximately $356,000 was available to the Company in Chilean Pesos and UF.

          Interest rates on all of these flexible rate loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0%-1.7% reflecting the individual risk of the bank on the individual loan. There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

          The weighted average interest rate was 8.03% and 7.9% for the years ended December 31, 1998 and 1997, respectively.

          The UF is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI).


NOTE 10 - CAPITAL LEASE OBLIGATIONS

          KyF Chile leases various equipment under capital leases. The capital leases in effect as of December 31, 1998, are scheduled to expire between the years 1999 and 2009. At the expiration of the lease terms, KyF Chile may exercise options to purchase the equipment at a bargain purchase price. As of December 31, 1998, the gross amount of assets recorded under capital leases totaled $2,136,377. Amortization is computed by the straight-line method and has been included in depreciation. Accumulated amortization related to those assets totaled $110,544 as of December 31, 1998.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 10 - CAPITAL LEASE OBLIGATIONS (Continued)

          The following is a schedule of future minimum lease payments:

           Year Ending
           December 31,
           ------------
              2000                                                            $     418,783
              2001                                                                  315,692
              2002                                                                  108,874
              2003                                                                   99,587
              2004                                                                   99,587
              Thereafter                                                            482,275
                                                                              -------------

                                                                                  1,524,798

              Current portion                                                      (502,549)

                                                                              -------------
              Long-term portion                                               $   1,022,249
                                                                              =============

NOTE 11 - DEFERRED REVENUE

          In August 1994, KyF Chile entered into an agreement with Pepsico requiring the exclusive use of Pepsi products in the Company's restaurants. In exchange for this exclusivity agreement, KyF Chile received approximately $780,000, net of taxes, which is being recognized and amortized over that five year period. For the years ended December 31, 1998 and 1997, KyF Chile recognized approximately $136,000 and $150,000, respectively, of the deferred revenue.


NOTE 12 - STOCKHOLDERS' EQUITY

          The Company is currently authorized to issue 20,000,000 shares of Class A common stock, 2,000,000 shares of Class B common stock, 8,000,000 shares of undesignated common stock and 5,000,000 shares of preferred stock all at $.0001 per share par value. As of December 31, 1998, the Company had 1,430,000 shares of Class A common stock and 1,400,000 shares of Class B common stock issued and outstanding. There were no shares of preferred stock issued or outstanding at December 31, 1998.

          As part of its initial public offering, the Company issued 1,400,000 shares of Class A common stock and 1,610,000 warrants to the public. This increased the outstanding shares of Class A common stock to 1,430,000 for a total outstanding shares of 2,830,000, without giving effect to the exercise of the warrants.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 13 - OTHER INCOME (EXPENSES)

          Other, net consist of the following at December 31:

                                                                                1998                    1997
                                                                        ---------------------------------------
          Exclusivity income                                            $      135,554         $        149,912
          Incentive fee                                                        591,847                  231,164
          Other                                                                 67,609                  181,241
                                                                        --------------         ----------------

                                                                        $      762,010         $        562,317
                                                                        ==============         ================

NOTE 14 - RELATED PARTY TRANSACTIONS

          In April 1997, KyF Chile sold the new office facilities to a third party, whose 2% shareholder is the owner of KyF Chile. In consideration for the approximate price of $568,000, KyF Chile issued a promissory note for the total amount due which was later transferred to Kyoto as part of various loans due Kyoto from KyF Chile. In May 1997, KyF Chile entered into a ten year lease agreement with the purchaser at a monthly rate of $9,050 plus common area maintenance and general expenses of $1,100 per month.

          In addition, the Company received advances for $679,095 from Kyoto bearing interest rates of 7.8% and 9% per annum. A portion of the proceeds from the closing of the initial public offering was used to repay Kyoto during 1998

          Also during 1997, the Company declared dividends to eliminate related party receivables. Total dividends declared amounted to $321,967.

          In August 1998, the Company entered into a two year lease agreement with an affiliate of one of the Company's Directors for the rental space of its Florida office at an annual payment of $10,000. Simultaneously, the Company entered into a one year agreement with this affiliate to provide certain services to the Company including acting as a U.S. liaison for the Company. In consideration for these services, this affiliate will receive $20,000 annually. For the year ended December 31, 1998, $12,500 has been accrued.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 15 - COMMITMENTS AND CONTINGENCIES

          Operating Lease Commitments

          KyF Chile conducts its operations in facilities which are leased under terms ranging from six to 15 years expiring between the years 2006 and 2019. Most leases provide for one or more options to renew for at least one additional term. In addition to a minimum monthly base rent, some of the leases provide for additional rents which are calculated on a percentage of gross sales over a base sales amount.

          Future minimum obligations over the primary terms of KyF Chile's long-term leases as of December 31, 1998 are as follows:

           Year Ending
          December 31,
          ------------
              1999                                                            $     1,639,517
              2000                                                                  1,690,230
              2001                                                                  1,406,388
              2002                                                                  1,162,657
              2003                                                                  1,101,832
              Thereafter                                                            5,357,738
                                                                              ---------------

              Total Minimum Lease Payments Required                           $    12,358,362
                                                                              ===============

          Franchise Agreement

          KyF Chile entered into a franchise agreement with KFCIH to use the trademark, service mark and trade name Kentucky Fried Chicken.

          Under the franchise agreement, at all times, Ricardo Vilensky, the Company's CEO, President, and Chairman, is to retain voting control of KyF Chile and a minimum of 30% ownership of the Company. Provided that any proceeds received are not used to start a new company, Mr. Vilensky may sell up to the lesser of (a) 10% of the outstanding capital stock of the Company or (b) such amount so that Mr. Vilensky's ownership interest will not be below 30% of the outstanding capital stock. However, to the extent that Mr. Vilensky wants to retain less than a 30% interest in the Company, KFCIH must approve.

          As a condition of the franchise agreement, the Company is also required to have a "designated operator", which is the person that oversees the management of the day-to-day operations of the Company's restaurants. Currently, the designated operator is Mr. Vilensky. There can be no assurance that the Company will be in a position to meet the criteria required by KFCIH in the event Mr. Vilensky is unable or unwilling to continue as the designated operator and/or control not less than a 30% ownership interest in the Company.

                      UNISERVICE CORPORATION AND SUBSIDIARY

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

          The initial franchise term for each restaurant is ten years, which expires between December 31, 2003 and December 31, 2017, depending on when the particular restaurant was opened. The initial franchise term is renewable for additional ten year periods, provided that, among other things, (i) the renewal is permitted by local law; (ii) the Company has corrected any default under the agreement and has not been in material default within the 24 months preceding the renewal request; (iii) the Company complies with annual performance criteria; (iv) the Company requests renewal within 12 to 18 months prior to the expiration of the initial term; (v) the Company agrees to make capital improvements to conform with KFCIH's then current standards and completes the improvements, as agreed; (iv) the Company agrees to relocate any restaurants KFCIH determines cannot be renovated to meet the then current standards; (vii) the Company executes a new franchise agreement if the current form has been modified; (viii) the Company is current in all obligations, monetary or otherwise, to KFCIH; and (ix) the Company pay a renewal fee as agreed upon with KFCIII.

          Pursuant to current KFCIH policies and procedures, KFCIH's approval is required for the development of any new KyF restaurants by the Company and KFCIH's consent to such renewals, acquisitions or development may be withheld in KFCIH's sole discretion.

          The agreement requires a monthly franchise fee of 5% of revenues, as defined, subject to a monthly minimum which may be set and updated by KFCIH from time to time. The agreement also requires the Company to contribute annually for advertising and promotions not less than 5% of its annual revenues, as defined. Franchise fees totaled approximately $671,000 and $728,000 for the years ended December 31, 1998 and 1997, respectively, of which approximately $84,000 remain unpaid as of December 31, 1998 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

                      UNISERVICE CORPORATION AND SUBSIDIARY

          Until March 31, 1999, the Company operated 8 KFC restaurants pursuant to a temporary license granted by KFCIH. The purpose of the temporary license was to permit such 8 restaurants to continue operating while the Company and KFCIH were negotiating the terms of a new development agreement and franchise agreement. The new agreement will govern the operation of the 8 restaurants covered by the temporary license, as well as the additional restaurants that the Company will be granted the right to establish under the new agreement. While the temporary license terminated on March 31, 1999, the Company has received a written proposal from KFCHI outlining the new terms and conditions of the new development and franchise agreement. The Company in principle has agreed to these terms and conditions pending review by its legal counsel.

          The Company and KFCIH have orally agreed to a new franchise agreement, under which, the Company has agreed to construct, develop, open and operate 15 additional new KyF restaurants during the next five years, for a total of 49 restaurants to be owned and operated by the Company by the end of 2003. Royalty rates for the KyF restaurants that opened in 1998 will be 6% for two years and thereafter decrease to 5% for eight years. An initial fee of $25,000 per restaurant is due for four restaurants that opened in 1998. Initial fees for restaurants opening in 1999 through 2000 will be $15,000 each for the first three restaurants and $10,000 for each additional restaurant. Royalty rates for these restaurants will be 5% for the first eight years they are open and thereafter increase to 6% for two years. The first three restaurants that open in 2001 will each have initial fees of $25,000, which each additional restaurant will have an initial fee of $10,000. Royalties for restaurants opened in 2001 are 5% for the first five years, increasing to 6% for the remaining five years. Restaurant development in 2002 is subject to the same initial fees as the preceding year, however, any restaurant opened in 2002 will be subject to a 6% royalty rate for 10 years. Restaurants opened in 2003 through 2005 will each have an initial fee of $3,000 and be subject to a 6% royalty rate for 10 years.

          Consulting Agreement - In August 1998, the Company entered into a ten year agreement with one of its Directors who shall perform certain services for the Company, including advising in the preparation and implementation of the Company's business plan, research, evaluation and negotiations with strategic partners and alternative sources of credit and financial opportunities, assisting in conducting market surveys, assisting in shareholder and investor relations, assisting in the preparation of reports to shareholders and investors, and acting as the U.S. liaison to KFCIH and to U.S. vendors. In consideration for these services, the Director receives an annual fee of approximately $35,000, or as otherwise agreed upon by the parties, commencing August 1998. As of December 31, 1998, the Company prepaid approximately
          $85,417 of which $35,000 is included in other current assets on the accompanying consolidated balance sheet.

          Employment Agreements - In 1998, the Company entered into a three year employment agreement with the Company's President and Chief Financial Officer. Pursuant to the terms and conditions of the employment agreements, the President shall receive an initial annual base salary of $80,000 and the Chief Financial Officer shall receive an initial annual base salary of $60,000. In addition to the base salaries, they are entitled to receive various incentives and other compensation amounting to $190,000 and $50,000 for the President and Chief Financial Officer, respectively. For 1998, Mr. Vilensky waived all compensation due to him. This contract is being re-negotiated.

                      UNISERVICE CORPORATION AND SUBSIDIARY

          Stock Option Plan - In January 1998, the Board of Directors of the Company and a majority of the Company's shareholders adopted a Stock Option Plan (the "Plan"). The Company has reserved an aggregate of 200,000 shares of Class A common stock for issuance under this Plan. No options have been issued under the Plan.

          Off Balance Sheet - KyF Chile has guaranteed certain obligations for affiliated entities. As of December 31, 1998, these obligations amounted to approximately $154,000.


NOTE 16 - OTHER MATTERS


          The Company completed its initial public offering in August 1998; selling 1,400,000 shares of common stock and 1,610,000 warrants and received approximately $6,483,750 after deducting underwriting discounts. A portion of the proceeds from the public offering was used to reduce long-term debt of approximately $1,651,000; payment of back royalties of approximately $874,000 and repayment of loans to related parties of approximately $680,000. Since the completion of the public offering, the Company has opened six new KFC restaurants and will open another KFC restaurant during January 1999. The Company intends to open three to five new restaurants during 1999. From the proceeds of its public offering, the Company has used approximately $441,000 for construction costs and for equipment related to the opening of new restaurants. The Company has working capital of approximately $1,606,000 from the offering and intends to use this and its internally generated revenues to open additional restaurants during 1999.

          Also in 1998, the Company entered into a bridge loan in the amount of $150,000 with an investor which was used for short-term operations. This loan was evidenced by a promissory note bearing an interest rate of 8.5% per year. The Company repaid this note at the closing of the aforementioned initial public offering. As additional consideration, the investor received 30,000 shares of Class A common stock.