Form 10QSB
period 1999-03-31
UNISERVICE CORP/FL
filed 1999-05-24
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

Yes [X]                     No    [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1999, there were 1,445,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1999 (UNAUDITED) AND
                                DECEMBER 31, 1998


                             UNISERVICE CORPORATION


                                      INDEX


Part I.           Financial Information


Item 1.           Financial Statements (unaudited)                                 3


Item 2.           Management's Discussion and Analysis of Financial Condition      9
                  and Results of Operations


Part II.          Other Information                                               14


                                              UNISERVICE CORPORATION

                                            Consolidated Balance Sheets

                                                    A S S E T S

                                                                               March 31, 1999           December 31, 1998
                                                                               --------------           -----------------
                                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents                                                 $      1,030,186            $     1,618,179
   Accounts receivable, net                                                            92,233                    105,061
   Due from related party                                                              73,716                    120,038
   Other receivables                                                                  193,283                    208,939
   Inventory                                                                          458,639                    430,361
   Income taxes receivable                                                            202,384                    155,754
   Other current assets                                                               138,881                    236,647
                                                                             ----------------            ---------------

         Total Current Assets                                                       2,189,322                  2,874,979

Property and Equipment, net                                                         8,538,564                  8,304,932
Prepaid Expense                                                                       291,666                     50,417
Intangibles, net                                                                      107,632                     98,787
Deposits                                                                              437,136                    445,431
                                                                             ----------------            ---------------

                                                                             $     11,564,320            $    11,774,546
                                                                             ================            ===============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $      1,609,541            $     1,187,074
   Lines-of-credit                                                                    186,216                     94,322
   Current portion of capital lease obligations                                       360,802                    502,549
   Deferred revenue                                                                    54,312                     88,889
                                                                             ----------------            ---------------

         Total Current Liabilities                                                  2,210,871                  1,872,834
                                                                             ----------------            ---------------

Long-Term Liabilities:
   Capital lease obligations, excluding current portion                               976,849                  1,022,249
                                                                             ----------------            ---------------

Stockholders' Equity:
   Class A common stock                                                                   143                        143
   Class B common stock                                                                   140                        140
   Preferred stock                                                                          -                          -
   Additional paid-in capital                                                       8,707,157                  8,707,157
   Retained earnings                                                                1,274,344                  1,232,488
   Cumulative translation adjustment                                               (1,605,184)                (1,060,465)
                                                                             ----------------            ---------------

         Total Stockholders' Equity                                                 8,376,600                  8,879,463
                                                                             ----------------            ---------------

                                                                             $     11,564,320            $    11,774,546
                                                                             ================            ===============

The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                                              UNISERVICE CORPORATION

                                         Consolidated Statements of Income


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                     1999                      1998
                                                                                     ----                      ----
                                                                                  (Unaudited)              (Unaudited)
Revenues                                                                      $      3,200,148          $      3,452,964
Cost of Operations                                                                   1,253,930                 1,426,381
                                                                              ----------------          ----------------

Gross Profit                                                                         1,946,218                 2,026,583
                                                                              ----------------          ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                       747,362                   543,096
   Occupancy                                                                           542,337                   475,611
   Other selling and administrative                                                    704,501                   874,727
                                                                              ----------------          ----------------

                                                                                     1,994,200                 1,893,434
                                                                              ----------------          ----------------

(Loss) Income from Operations                                                          (47,982)                  133,149

Other Income (Expenses):
  Other, net                                                                           110,762                   115,332
  Interest expense                                                                     (20,924)                  (32,855)
                                                                              ----------------          ----------------

                                                                                        89,838                    82,477
                                                                              ----------------          ----------------

Net Income                                                                    $         41,856          $        215,626
                                                                              ================          ================


Net Income Per Common Share                                                   $           0.02          $           0.15
                                                                              ================          ================


Weighted Average Common Shares Outstanding                                           2,363,333                 1,410,000
                                                                              ================          ================

The accompanying notes are an integral part of these consolidated financial statements.
                                       4


                                             UNISERVICE CORPORATION

                                  Consolidated Statements of Stockholders' Equity





                                    Class A         Class B        Additional                       Cumulative           Total
                                    Common          Common           Paid-in         Retained       Translation      Stockholders'
                                     Stock           Stock           Capital         Earnings       Adjustment          Equity
                                     -----           -----           -------         --------       ----------          ------
Balance at December 31, 1998      $       143     $       140     $  8,707,157     $   1,232,488   $  (1,060,465)   $    8,879,463

Net Income                                  -               -                -            41,856               -            41,856

Translation adjustment                      -               -                -                 -        (544,719)         (544,719)
                                  -----------     -----------     ------------     -------------   -------------    --------------


Balance at March 31, 1999         $       143     $       140     $  8,707,157     $   1,274,344   $  (1,605,184)   $    8,376,600
                                  ===========     ===========     ============     =============   =============    ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                             UNISERVICE CORPORATION

                                       Consolidated Statements of Cash Flows


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                        1999                       1998
                                                                                        ----                       ----
                                                                                     (Unaudited)                (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                                     $         41,856            $       215,626
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                          56,567                    197,128
     Deferred income taxes                                                                       -                        889
     Translation adjustment                                                               (544,719)                   (96,682)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                           12,828                       (815)
         Other receivables                                                                  15,656                    (43,953)
         Inventory                                                                         (28,278)                    63,101
         Income taxes receivable                                                           (46,630)                      (594)
         Offering costs                                                                          -                    (20,087)
         Other current assets                                                              132,766                     (7,486)
         Intangibles                                                                        (8,845)                      (712)
         Deposits                                                                            8,295                     10,449
         Prepaid expense                                                                  (276,249)                         -
       Increase (decrease) in:
         Accounts payable and accrued expenses                                             422,467                    (90,074)
         Deferred revenue                                                                  (34,577)                   (42,620)
                                                                                  ----------------            ---------------

Net Cash Provided by (Used in) Operating Activities                                       (248,863)                   184,170
                                                                                  ----------------            ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                  (290,199)                         -
                                                                                  ----------------            ---------------

                                              UNISERVICE CORPORATION

                                 Consolidated Statements of Cash Flows (Continued)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                        1999                       1998
                                                                                        ----                       ----
                                                                                     (Unaudited)                (Unaudited)
Cash Flows from Financing Activities:
   Net repayment of notes payable to banks                                        $             -              $      (26,305)
   Proceeds from bridge loan                                                                    -                     150,000
   Net proceeds (repayment) of lines-of-credit                                             91,894                     (81,117)
   Net proceeds from related party                                                         46,322                      17,277
   Payments on capital lease obligations                                                 (187,147)                   (112,754)
   Repayment of long-term debt                                                                  -                    (233,580)
                                                                                  ---------------              --------------

Net Cash Used in Financing Activities                                                     (48,931)                   (286,479)
                                                                                  ---------------              --------------

Decrease in Cash and Cash Equivalents                                                    (587,993)                   (102,309)

Cash and Cash Equivalents - Beginning of Period                                         1,618,179                     647,549
                                                                                  ---------------              --------------

Cash and Cash Equivalents - End of Period                                         $     1,030,186              $      545,240
                                                                                  ===============              ==============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                       $        20,924              $       32,855

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection with
    bridge loan                                                                                 -                      67,500

                                       7

                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to March 31, 1999 and 1998


NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Uniservice Corporation, (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile" collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 35 restaurants of which the greater majority are in the Santiago, Chile area pursuant to its international franchise agreement with Tricon Global Restaurants, Inc. ("Tricon").

              Basis of Presentation - In August 1998, the Company acquired 99.7% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of the Company's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Company's stock whereby (i) Kyoto purchased 1,399,900 shares of Class B common stock for $2.2 million, and (ii) the Company purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million and KyF Chile became a majority owned (99.97%) subsidiary of the Company. The substance of this transaction is an exchange of shares between the Company and Kyoto which was accounted for by the pooling of interests.

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,363,333 and 1,410,000 for the period ended March 31, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 40% of total revenues, as well as payroll and rent which represent 23% and 17% of total revenues, respectively.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Results of Operations
---------------------

Gross revenues decreased from $3,452,964 for the three months ended March 31, 1998 to $3,200,148 for the three months ended March 31, 1999, a decrease of $252,816 or approximately 7%. The primary reason for this decline is attributable to a severe drought in Chile where the main source of electricity is Hydro-electric power. In an effort to conserve electricity, the Chilean government mandated power outages of up to 2 hours per day during the store operating hours. This power reduction caused the Company to curtail store operations in its Santiago stores during this period, thereby, substantially reducing sales.

Cost of operations for the three months ended March 31, 1999 decreased $172,451 from $1,426,381 to $1,253,930, a decrease of approximately 12%. Although new restaurants were operational during the period, a decrease in cost of fresh chickens and management's continued efforts to control costs of operations is reflective of these favorable results. Cost of operations at March 31, 1999 actually decreased from 41% of gross revenues at March 31, 1998, to approximately 39% presently.

With the decrease in the cost of operations gross profit increased from 59% to 61%, despite the reduction in revenues. As noted previously, this is a result of decreases in fresh food costs, and management's effort to contain costs. In addition, the Company introduced a "combination meal" which has not only gained popularity with customers, but has also had a favorable impact on the gross profit.

Payroll and employee benefits increased from $543,096 for the three months ended March 31, 1998 to $747,362 for the three months ended March 31, 1999 an increase of $204,266 or 38%. The increase is primarily due to the opening of new restaurants and the cost of additional personnel to operate these restaurants.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)
---------------------

Occupancy costs increased from $475,611 for the three months ended March 31, 1998 to $542,337 for the three months ended March 31, 1999, an increase of $66,726 or 14%. The increase is due primarily to the opening of new restaurants.

Selling and administrative expenses for the three months ended March 31, 1999 were $704,501 compared to $874,727, for the three months ended March 31, 1998, a decrease of $170,226 or approximately 19%. Selling and administrative expenses at March 31, 1999 decreased from 25% of gross revenues at March 31, 1998 to 22%. This decrease is attributable to the devaluation of the Peso as well as taking advantage of economics of scale which spread central office expenses over more stores.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other revenues includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the Pepsico exclusivity agreement, received in previous years. The decrease in this category was from $115,332 in March 31, 1998 to $110,762 in March 31, 1999, a change of $4,570 or 4%. For the three months ended March 31, 1999, approximately $33,000 relates to the amortization of deferred revenue and $77,000 related to refunds and credits from vendors, mostly from the opening of the new stores.

The second category relates to interest expense paid to banks and leasing companies which decreased by $11,931 to $20,924 in March 31, 1999 from $32,855 in March 31, 1998 or 36%. The decrease is due primarily to the average outstanding balance of debt during the related periods.

As a result of the factors discussed above, net income for the three months ended March 31, 1999 was $41,856 as compared to $215,626 at March 31, 1998, a decrease of $173,770 or approximately 81%. This decrease in net income is attributable to the aforementioned power outages, a devaluation of the Peso and a decrease in discretionary spending all of which impacted profits.

Revenues, cost of sales and net income in thousand of Chilean pesos for the three months ended March 31, 1999 were C$1,511,430,083, C$592,231,186 and
C$23,901,472, respectively, compared to C$1,568,267,190, C$647,833,723 and
C$97,933,017 at March 31, 1998, respectively.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)
---------------------

Beginning in April, interest rates have decreased approximately 8%-10% and the peso has stabilized. Although interest rates have not returned to the same levels as one year ago, management anticipates that the present reduction will have a positive effect on consumer spending and that gross revenues and net profits should increase. In addition, the Company has begun an aggressive advertising campaign which includes a return to television advertising. The Company has experienced a positive increase in revenues since the campaign was introduced. Moreover, the Company believes that the "Star Wars" promotion which will begin in Chile in June, will also have a positive impact on gross revenues and profits.

The Company intends to maintain its development schedule of new store openings and will continue to seek potential acquisition of other restaurant chains in Chile. To facilitate such potential acquisitions the Company entered into an agreement with Nutmeg Securities, Ltd. to raise additional equity capital, however, there can be no assurances that the Company will be successful in completing any financing. Further, management believes that all the Chilean government indexes support the fact that the Chilean economy is still very strong and the outlook of the Company is very positive.


Liquidity and Capital Resources

The Company's growth to date has been financed through internally generated revenues, bank financing, and its public offering in August 1998.

At March 31, 1999, accounts receivable decreased by $12,828 to $92,233 from $105,061 at December 31, 1998. The amount of receivables outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment. Furthermore, during 1998, in order to provide greater financial strength to the Company, management emphasized an acceleration of collections in an attempt to reduce short term liabilities, in particular accounts payable. As a result of these efforts, accounts receivable have decreased substantially.

Due from related parties decreased from $120,038 at December 31, 1998 to $73,716 at March 31, 1999 as a result of a payment received from Kyoto, the Company's principal shareholder.

Other current assets decreased to $138,881 at March 31, 1999 from $236,647 at December 31, 1998, a decrease of $97,766 due to a decrease in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 1997 or 1998 as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any tax liability for the Company for such periods.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources (Continued)
-------------------------------

The Company utilizes bank lines-of-credit for periodic operational expenses. At March 31, 1999, the Company had approximately $186,000 outstanding on its line-of-credit of approximately $450,000. An increase of almost $92,000 from December 31, 1998 to partially finance short-term operations during the Chilean vacation period.

Long-term obligations with banks consists of various amounts payable to banks with maturity dates through 2005, all of which are collateralized with personal guarantees from a stockholder of the Company and certain assets of the Company and its affiliates. Interest rates on the obligations range from 9.02% to 11% APR, and are payable in Chilean Pesos and Unidad de Fomento ("UF"). The UF is an indexed unit of account expressed in pesos and adjusted according to inflation. The Company had no outstanding long-term debt obligations with banks at March 31, 1999 and at December 31, 1998, respectively. The Company paid off its long term obligations with banks with the proceeds received from the initial public Offering in August 1998. In the future, the Company may have to borrow additional funds for continued expansion beyond the construction of the restaurants referred to above.

The Company's cost of capital, to the extent determinable, is TAB plus 2% (TAB is the average interest rate Chilean banks pay on deposits which varies between 6% - 8%).

In August 1994, the Company entered into an agreement with Pepsico requiring the exclusive use of Pepsi products for each KFC(R) restaurant then owned for the following five years. Additionally, the agreement also provided that each new KFC(R) restaurant owned by the Company would be subject to a similar agreement for a period of five years from the opening of such restaurant. In exchange for this exclusivity agreement, the Company received approximately $780,000 net of taxes, which is being recognized and amortized over a five year period. For the periods ended March 31, 1999 and 1998, the Company recognized approximately $33,000 and $35,000, respectively, of the deferred revenue. The Company intends to enter into a new agreement with Pepsico during 1999 which shall supersede the previous agreement.


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

                             UNISERVICE CORPORATION



Part II: Other Information


ITEM 1:  Legal Proceedings
         None


ITEM 2:  Changes in Securities and Use of Proceeds
         None


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

           (a)      Exhibits required by Item 601 of Regulation S-B

           27.1     Financial Data Schedule
           (b)      Reports on Form 8-K

                    None

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNISERVICE CORPORATION




                              By:  /s/ Ricardo Vilensky
                                   ---------------------------
                                   Ricardo Vilensky, President
                                   and Chief Executive Officer




                              By:  /s/ Mauricio Aguirre
                                   ------------------------------
                                   Mauricio Aguirre, Chief Financial Officer
                                   (authorized Officer and Chief Accounting
                                   Officer)


DATED:        May 21, 1999