Form 10QSB
period 1999-06-30
UNISERVICE CORP/FL
filed 1999-08-20
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-24681


                             UNISERVICE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                         65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida                  33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (561) 416-8930


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                      No
     --------------                  -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1999, there were 1,430,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999 (UNAUDITED) AND
                                DECEMBER 31, 1998

                             UNISERVICE CORPORATION


                                      INDEX


Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             UNISERVICE CORPORATION

                           Consolidated Balance Sheets

                                   A S S E T S

                                                                               June 30, 1999            December 31, 1998
                                                                                 (Unaudited)
                                                                             ----------------            ----------------
Current Assets:
   Cash and cash equivalents                                                 $        502,864            $     1,618,179
   Accounts receivable, net                                                            88,385                    105,061
   Due from related party                                                             254,150                    120,038
   Other receivables                                                                  281,090                    208,939
   Inventory                                                                          596,590                    430,361
   Income taxes receivable                                                            213,855                    155,754
   Other current assets                                                               133,085                    236,647
                                                                             ----------------            ---------------

         Total Current Assets                                                       2,070,019                  2,874,979

Property and Equipment, net                                                         8,141,873                  8,304,932
Prepaid Expense                                                                       471,639                     50,417
Intangibles, net                                                                       84,577                     98,787
Deposits                                                                              413,548                    445,431
                                                                             ----------------            ---------------

                                                                             $     11,181,656            $    11,774,546
                                                                             ================            ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $      1,649,186            $     1,187,074
   Lines-of-credit                                                                    427,548                     94,322
   Current portion of capital lease obligations                                       213,457                    502,549
   Deferred revenue                                                                    20,141                     88,889
                                                                             ----------------            ---------------

         Total Current Liabilities                                                  2,310,332                  1,872,834
                                                                             ----------------            ---------------

Long-Term Liabilities:
   Capital lease obligations, excluding current portion                               864,865                  1,022,249
                                                                             ----------------            ---------------

Stockholders' Equity:
   Class A common stock                                                                   143                        143
   Class B common stock                                                                   140                        140
   Preferred stock                                                                          -                          -
   Additional paid-in capital                                                       8,707,157                  8,707,157
   Retained earnings                                                                1,294,133                  1,232,488
   Cumulative translation adjustment                                               (1,995,114)                (1,060,465)
                                                                             ----------------            ---------------

         Total Stockholders' Equity                                                 8,006,459                  8,879,463
                                                                             ----------------            ---------------

                                                                             $     11,181,656            $    11,774,546
                                                                             ================            ===============


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                        Consolidated Statements of Income
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                              ------------------------------------------
                                                                                      1999                    1998
                                                                                  (Unaudited)              (Unaudited)
Revenues                                                                      $      6,430,369          $      6,914,451
Cost of Operations                                                                   2,665,425                 2,829,130
                                                                              ----------------          ----------------

Gross Profit                                                                         3,764,944                 4,085,321
                                                                              ----------------          ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                     1,289,385                 1,013,393
   Occupancy                                                                           996,406                   970,197
   Other selling and administrative                                                  1,516,222                 1,662,595
                                                                              ----------------          ----------------

                                                                                     3,802,013                 3,646,185
                                                                              ----------------          ----------------

(Loss) Income from Operations                                                         (37,069)                   439,136

Other Income (Expenses):
  Other, net                                                                           219,640                   203,680
  Interest expense                                                                    (120,926)                 (137,233)
                                                                              ----------------          ----------------

                                                                                        98,714                    66,447
                                                                              ----------------          ----------------

Net Income                                                                    $         61,645          $        505,583
                                                                              ================          ================


Net Income Per Common Share                                                   $           0.02          $           0.36
                                                                              ================          ================


Weighted Average Common Shares Outstanding                                           2,830,000                 1,415,000
                                                                              ================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION
                 Consolidated Statements of Stockholders' Equity

                                   Class A
                                ------------   Class B     Additional                     Cumulative          Total
                                   Common       Common      Paid-in       Retained       Translation      Stockholders'
                                    Stock       Stock       Capital       Earnings        Adjustment         Equity
                                    -----       -----       -------       --------        ----------         ------
Balance at December 31, 1998    $       143  $       140  $  8,707,157   $   1,232,488   $  (1,060,465)  $   8,879,463

Net Income                                -            -             -          61,645        (934,649)       (873,004)

Translation adjustment                    -            -             -               -               -               -
                                -----------  -----------  ------------   -------------   -------------   -------------


Balance at June 30, 1999        $       143  $       140  $  8,707,157   $   1,294,133   $  (1,995,114)  $   8,006,459
                                ===========  ===========  ============   =============   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION
                      Consolidated Statements of Cash Flows




                                                                                               Three Months Ended
                                                                              ----------------------------------------------------
                                                                                                    June 30,
                                                                                        1999                         1998
                                                                                     (Unaudited)                  (Unaudited)
                                                                              --------------------            --------------------
Cash Flows from Operating Activities:
   Net income                                                                     $         61,645            $       505,583
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                         310,855                    128,126
     Translation adjustment                                                               (368,628)                  (328,975)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                           16,676                     67,500
         Other receivables                                                                 (72,151)                   (46,036)
         Inventory                                                                        (166,229)                    61,935
         Income taxes receivable                                                           (58,101)                    86,992
         Offering costs                                                                          -                   (147,665)
         Other current assets                                                              103,562                     81,488
         Intangibles                                                                        14,210                      6,086
         Deposits                                                                           31,883                     24,668
         Prepaid expense                                                                  (421,222)                         -
       Increase (decrease) in:
         Accounts payable and accrued expenses                                             462,112                   (348,875)
         Deferred revenue                                                                  (68,748)                   (81,178)
                                                                                  ----------------            ---------------

Net Cash (Used in) Provided by Operating Activities                                       (154,136)                     9,649
                                                                                  ----------------            ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                  (713,817)                  (535,071)
                                                                                  ----------------            ---------------

                             UNISERVICE CORPORATION

                Consolidated Statements of Cash Flows (Continued)

                                                                                               Three Months Ended
                                                                              ----------------------------------------------------
                                                                                                    June 30,
                                                                                        1999                          1998
                                                                                     (Unaudited)                   (Unaudited)
                                                                              --------------------             -------------------
Cash Flows from Financing Activities:
   Net repayment of notes payable to banks                                        $             -              $     (150,413)
   Proceeds from bridge loan                                                                    -                     150,000
   Net proceeds (repayment) of lines-of-credit                                            333,226                     (81,117)
   Net repayments to related party                                                       (134,112)                    395,164
   Payments on capital lease obligations                                                 (446,476)                   (234,595)
   Proceeds from long-term debt                                                                 -                     113,519
                                                                                  ---------------              --------------

Net Cash (Used) Provided by Financing Activities                                         (247,362)                    192,558
                                                                                  ---------------              --------------

Decrease in Cash and Cash Equivalents                                                  (1,115,315)                   (332,864)

Cash and Cash Equivalents - Beginning of Period                                         1,618,179                     647,549
                                                                                  ---------------              --------------

Cash and Cash Equivalents - End of Period                                         $       502,864              $      314,685
                                                                                  ===============              ==============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                       $       120,926              $      137,233

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection with
    bridge loan                                                                                 -                      67,500


                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to June 30, 1999 and 1998





NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Uniservice Corporation (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile" collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 35 restaurants of which the greater majority are in the Santiago, Chile area pursuant to its international franchise agreement with Tricon Global Restaurants, Inc. ("Tricon").

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

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,830,000 and 1,415,000 for the period ended June 30, 1999 and 1998, respectively, after giving effect to common stock equivalents which consist of warrants issued with the initial public offering that would have a dilutive effect on earnings per share. Warrants issued with exercise prices greater than the existing market value of the company stock are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 41% of total revenues, as well as payroll and rent which represent 20% and 15% of total revenues, respectively.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Results of Operations
---------------------

Gross revenues decreased from $6,914,451for the six months ended June 30, 1998 to $6,430,369 for the six months ended June 30, 1999, a decrease of $484,082 or approximately 7%. A decline in sales for the six months ended June 30, 1999 in U.S. dollars was prompted by the devaluation of the Chilean peso against the dollar. Sales in Chilean pesos actually increased when compared to the six months ended June 30, 1998 from 3.065 billions in 1998 to 3.123 billions for the same period in 1999, an increase of 58 millions Chilean pesos. Gross revenues were also impacted by a continuation of the shutting down of electricity throughout Santiago for two hours per day during April and the first two weeks of May.

Cost of operations for the six months ended June 30, 1999 decreased $163,705 from $2,829,130 for the six months ended June 30, 1998 to $2,665,425, a decrease of approximately 6%. Although new restaurants were operational during the period, changes in exchange rates reflected lower costs of operations.

Although cost of operations and gross profit percentages remained the same when compared to the six months ended June 30, 1998, actual costs were reduced if the impact of the highly inflationary Chilean economy is taken into consideration. The Chilean peso devaluated from $465.22 in June 1998 to $518.90 in June 1999 a devaluation of 12%.

Payroll and employee benefits increased from $1,013,393 for the six months ended June 30, 1998 to $1,289,385 for the six months ended June 30, 1999 an increase of $275,992 or 27%. The increase is primarily due to the opening of new restaurants and the cost of additional personnel to operate these restaurants.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)
---------------------

Occupancy increased from $970,197 for the six months ended June 30, 1998 to $996,406 for the six months ended June 30, 1999, an increase of $26,209 or 3%. The increase is due primarily to opening of new stores.

Selling and administrative expenses for the six months ended June 30, 1999 were $1,516,222 compared to $1,662,595, for the six months ended June 30, 1998, a decrease of $146,373 or approximately 9%. This decrease is attributable to the devaluation of the Peso as well as taking advantage of economies of scale which spread central office expenses over more stores.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the Pepsico exclusivity agreement, received in previous years. The increase in this category was from $203,680 in June 30, 1998 to $219,640 in June 30, 1999, a change of $15,960 or
8%. For the six months ended June 30, 1999, approximately $64,550 relates to the amortization of deferred revenue and $155,090 relates to refunds and credits from vendors, mostly from the opening of the new stores.

The second category relates to interest expense paid to banks and leasing companies which decrease by $16,307 to $120,926 in June 30, 1999 from $137,233 in June 30, 1998 or 13%. The decrease is due primarily to the average outstanding balance of debt during the related periods.

The net income for the six months ended June 30, 1999 was $61,645 as compared to $505,583 at June 30, 1998, a decrease of $443,938 or approximately 88%. This decrease in net income is attributable to the following factors:


1. As previously mentioned the Chilean peso devaluated approximately 12% against the U.S. dollar.

2. The opening of new stores increase payroll and employee benefits approximately $276,000 or 27% when compared to 1998.

3. Power outages throughout Santiago which caused the loss of up to two hours of individual store operation hours during April and two weeks in May.

All of these factors and a decrease in discretionary spending decreased profits for the period.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)
---------------------

During the last two months, interest rates have decreased and it appears that the peso has stabilized. Although interest rates have not returned to the same levels as one year ago, management anticipates that the present reduction will have a positive effect on consumer spending and that gross revenues and net profits should increase. In addition, the Company has begun an aggressive advertising campaign which includes a return to television advertising. Moreover, the Company believes that the "Star Wars" promotion which began in Chile on June 24, will have a positive impact on gross revenues and profits. Therefore, the Company intends to maintain its development schedule of new store openings and will continue to seek potential acquisition of other restaurant chains in Chile. The Company has signed a letter of intent to acquire Comercial Submarine S.A., a 12 store food chain located in Santiago, for $1.5 million. To facilitate such potential acquisitions the Company entered into an agreement with Nutmeg Securities, Ltd. to raise additional equity capital. Further, management believes that all the Chilean government indexes support the fact that the Chilean economy is still very strong and the outlook of the Company is very positive.


Liquidity and Capital Resources
-------------------------------

The Company's growth to date has been financed through internally generated revenues, bank financing and its initial public offering in August 1998.

At June 30, 1999, accounts receivable decreased by $16,676 to $88,385 from $105,061 at December 31, 1998. The amount of receivables outstanding and the number of days outstanding is attributable to the timing of recognition of revenues as compared to the date of payment.

Due from related parties increased from $120,038 at December 31, 1998 to $254,150 at June 30, 1999 as a result of an increase of $134,112. This increase was in part due to a loan the Company made to Kyoto Limitada, a related party, during the last quarter.

Other current assets decreased to $133,085 at June 30, 1999 from $236,647 at December 31, 1998, a decrease of $103,562 due to a decrease in sales taxes receivable and other prepaid expenses.

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

The Company utilizes bank lines-of-credit for periodic operational expenses. At June 30, 1999, the Company had approximately $428,000 outstanding on its line-of-credit of approximately $450,000. An increase of almost $334,000 from December 31, 1998 to finance the opening of new stores and the purchase and finance of new equipment.

The Company had no outstanding long-term debt obligations with banks at June 30, 1999 and at December 31, 1998, respectively. The Company paid off its long term obligations with banks with the proceeds received from its Initial Public Offering in August 1998. In the future, the Company may have to borrow additional funds for continued expansion.

The Company's cost of capital, to the extent determinable, is TAB plus 2% (TAB is the average interest rate Chilean banks pay on deposits which varies between 6% - 8%). While cash flow from the Company's current business may provide a cushion with respect to the operating expenses to be incurred in connection with its asset based expansion, management intends to provide separate sources of funding for the present and proposed projects relative to the Company's present KFC operations.

In August 1994, the Company entered into an agreement with Pepsico requiring the exclusive use of Pepsi products for each KFC(R) restaurant then owned for the following five years. Additionally, the agreement also provided that each new KFC(R) restaurant owned by the Company would be subject to a similar agreement for a period of five years from the opening of such restaurant. In exchange for this exclusivity agreement, the Company received approximately $780,000 net of taxes, which is being recognized and amortized over a five year period. For the periods ended June 30, 1999 and 1998, the Company recognized approximately $65,000 and $71,000, respectively, of the deferred revenue. The Company is currently negotiating a new agreement with Pepsico during 1999 which it intends to sign in the third quarter of 1999.

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

                       UNISERVICE CORPORATION




                       By: /s/ Ricardo Vilensky
                       ------------------------
                             Ricardo Vilensky, President
                             and Chief Executive Officer




                       By: Mauricio Aguirre
                       --------------------
                             Mauricio Aguirre, Chief Financial Officer
                             (authorized Officer and Chief Accounting Officer)


DATED: August 20, 1999