Form 10QSB
period 1999-09-30
UNISERVICE CORP/FL
filed 1999-11-16
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

Yes        [X]                      No           [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1999, there were 1,430,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION


                                      INDEX






Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             UNISERVICE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1999 (UNAUDITED) AND
                                DECEMBER 31, 1998



                             UNISERVICE CORPORATION
                           Consolidated Balance Sheets

                                   A S S E T S

                                                                             September 30, 1999         December 31, 1998
                                                                             ------------------         -----------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents                                                 $        292,541            $     1,618,179
   Accounts receivable, net                                                           204,426                    105,061
   Due from related parties                                                           343,470                    120,038
   Other receivables                                                                  270,654                    208,939
   Inventory                                                                          570,422                    430,361
   Income taxes receivable                                                             89,514                    155,754
   Other current assets                                                               115,053                    236,647
                                                                             ----------------            ---------------

         Total Current Assets                                                       1,886,080                  2,874,979

Property and Equipment, net                                                         8,289,451                  8,304,932
Prepaid Expense                                                                       422,446                     50,417
Intangibles, net                                                                      150,214                     98,787
Deposits                                                                              404,056                    445,431
                                                                             ----------------            ---------------

                                                                             $     11,152,247            $    11,774,546
                                                                             ================            ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $      1,448,213            $     1,187,074
   Lines-of-credit                                                                    414,514                     94,322
   Current portion of capital lease obligations                                        46,122                    502,549
   Current portion of deferred revenue                                                107,575                     88,889
                                                                             ----------------            ---------------

         Total Current Liabilities                                                  2,016,424                  1,872,834
                                                                             ----------------            ---------------

Long-Term Liabilities:
   Capital lease obligations, excluding current portion                               631,136                  1,022,249
   Deferred revenue, excluding current portion                                        672,344                          -
                                                                             ----------------            ---------------
                                                                                    1,303,480                  1,022,249
                                                                             ----------------            ---------------

Stockholders' Equity:
   Class A common stock                                                                   143                        143
   Class B common stock                                                                   140                        140
   Preferred stock                                                                          -                          -
   Additional paid-in capital                                                       8,707,157                  8,707,157
   Retained earnings                                                                1,335,986                  1,232,488
   Cumulative translation adjustment                                               (2,211,083)                (1,060,465)
                                                                             ----------------            ---------------

         Total Stockholders' Equity                                                 7,832,343                  8,879,463
                                                                             ----------------            ---------------

                                                                             $     11,152,247            $    11,774,546
                                                                             ================            ===============


The accompanying notes are an integral part of these consolidated financial statements.



                             UNISERVICE CORPORATION

                        Consolidated Statements of Income




                                                           Three Months Ended                        Nine Months Ended
                                                ----------------------------------------  ----------------------------------------
                                                             September 30,                             September 30,
                                                -------------------  -------------------  -------------------  -------------------
                                                       1999                 1998                 1999                 1998
                                                    (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Revenues                                         $     3,302,305      $      3,273,194      $    9,732,674       $   10,187,645
Cost of Operations                                     1,283,150             1,321,721           3,948,575            4,150,851
                                                 ---------------      ----------------      --------------       --------------

Gross Profit                                           2,019,155             1,951,473           5,784,099            6,036,794
                                                 ---------------      ----------------      --------------       --------------

Selling and Administrative Expenses:
   Payroll and employee benefits                         698,175               436,852           1,987,560            1,450,245
   Occupancy                                             453,993               253,109           1,450,399            1,223,306
   Other selling and administrative                      825,114             1,075,024           2,341,336            2,737,619
                                                 ---------------      ----------------      --------------       --------------

                                                       1,977,282             1,764,985           5,779,295            5,411,170
                                                 ---------------      ----------------      --------------       --------------

Income from Operations                                    41,873               186,488               4,804              625,624
                                                 ---------------      ----------------      --------------       --------------

Other Income (Expenses):
  Other, net                                              67,552               675,409             287,192              879,089
  Interest expense                                       (67,572)             (379,364)           (188,498)            (516,597)
                                                 ---------------      ----------------      --------------       --------------

                                                             (20)              296,045              98,694              362,492
                                                 ---------------      ----------------      --------------       --------------

Net Income                                       $        41,853      $        482,533      $      103,498       $      988,116
                                                 ===============      ================      ==============       ==============


Net Income Per Common Share                      $          0.01      $           0.20      $         0.04       $         0.57
                                                 ===============      ================      ==============       ==============


Weighted Average Common Shares
  Outstanding                                          2,830,000             2,363,340           2,830,000            1,731,111
                                                 ===============      ================      ==============       ==============


The accompanying notes are an integral part of these consolidated financial statements.



                             UNISERVICE CORPORATION

                 Consolidated Statements of Stockholders' Equity




                                              Class A      Class B     Additional                    Cumulative          Total
                                              Common       Common        Paid-in      Retained       Translation     Stockholders'
                                              Stock         Stock        Capital      Earnings       Adjustment         Equity
                                              -----         -----        -------      --------       ----------         ------
Balance at December 31, 1998                $       143  $       140  $  8,707,157  $   1,232,488  $   (1,060,465)  $    8,879,463

Net Income (Unaudited)                                -            -             -        103,498               -          103,498

Translation adjustment (Unaudited)                    -            -             -              -      (1,150,618)      (1,150,618)
                                            -----------  -----------  ------------  -------------  --------------   --------------


Balance at September 30, 1999 (Unaudited)   $       143  $       140  $  8,707,157  $   1,335,986  $   (2,211,083)  $    7,832,343
                                            ===========  ===========  ============  =============  ==============   ==============



The accompanying notes are an integral part of these consolidated financial statements.


                             UNISERVICE CORPORATION

                      Consolidated Statements of Cash Flows




                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                              -------------------------------------------
                                                                                    1999                       1998
                                                                              ------------------        -----------------
                                                                                 (Unaudited)                (Unaudited)
Cash Flows from Operating Activities:
   Net income                                                                 $        103,498            $       988,116
   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                                     312,011                    379,451
     Translation adjustment                                                         (1,150,618)                  (728,811)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                      (99,365)                   117,338
         Other receivables                                                             (61,715)                  (262,775)
         Inventory                                                                    (140,061)                     9,652
         Income taxes receivable                                                        66,240                   (114,533)
         Other current assets                                                          121,594                    (95,810)
         Prepaid expense                                                              (372,029)                         -
         Intangibles                                                                   (51,427)                    24,294
         Deposits                                                                       41,375                     27,601
       Increase (decrease) in:
         Accounts payable and accrued expenses                                         261,139                   (489,013)
         Deferred revenue                                                              691,030                   (115,378)
                                                                              ----------------            ---------------

Net Cash (Used in) Operating Activities                                               (278,328)                  (259,868)
                                                                              ----------------            ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                              (296,530)                (1,510,107)
                                                                              ----------------            ---------------







                             UNISERVICE CORPORATION

                Consolidated Statements of Cash Flows (Continued)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                             ---------------------------------------------
                                                                                    1999                       1998
                                                                             -------------------        ------------------
                                                                                 (Unaudited)                (Unaudited)
Cash Flows from Financing Activities:
   Net repayments of notes payable to vendors                                $                -           $        (14,188)
   Payment of underwriting discounts                                                          -                 (1,030,562)
   Payment of offering costs                                                                  -                 (1,076,020)
   Net proceeds (repayment) of lines-of-credit                                          320,192                    (81,117)
   Net repayments to related parties                                                   (223,432)                  (531,095)
   Payments on capital lease obligations                                               (847,540)                   (62,491)
   Proceeds from public offering                                                              -                  7,175,000
   Proceeds from bridge loans                                                                 -                    150,000
   Repayment of bridge loan after public offering                                             -                   (150,000)
   Repayment of long-term debt                                                                -                 (1,650,982)
                                                                             ------------------           ----------------

Net Cash (Used) Provided by Financing Activities                                       (750,780)                 2,728,545
                                                                             ------------------           ----------------

(Decrease) Increase in Cash and Cash Equivalents                                     (1,325,638)                   958,570

Cash and Cash Equivalents - Beginning of Period                                       1,618,179                    647,549
                                                                             ------------------           ----------------

Cash and Cash Equivalents - End of Period                                    $          292,541           $      1,606,119
                                                                             ==================           ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $          188,498           $        516,597

Supplemental Disclosure of Non-Cash Financing Activities:
   Issuance of Class A common stock in connection with
    bridge loan                                                                               -                     67,500

                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 1999 and 1998





NOTE 1  -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ORGANIZATION - Uniservice Corporation, (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile") (collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 34 restaurants of which the majority are in the Santiago, Chile area pursuant to its international franchise agreement with Tricon Global Restaurants, Inc. ("Tricon").

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

              During 1999, the Company increased its estimate of the useful lives of certain restaurant equipment and leasehold improvements to reflect its real economic lives. This change has the effect of increasing income from operations for 1999 by approximately $195,000 ($0.07 per share).

              FUNCTIONAL CURRENCY - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

              EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,830,000 and 1,731,111 for the period ended September 30, 1999 and 1998, respectively. All warrants issued have exercise prices greater than the existing market value of the company stock and therefore are deemed anti-dilutive and are not components of earnings per share.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company generates operating revenues in two ways: sales of products from restaurant locations (approximately 93% of total revenues) and sales of coupon books (approximately 7% of total revenues). Typically, business entities will receive coupon books from the Company and give them to employees as incentives. The coupon holders present the coupons to the individual restaurants which will subsequently bill the employer for the food purchased by the coupon holders.

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 41% of total revenues, as well as payroll and rent which represent 20% and 15% of total revenues, respectively.

At December 31, 1998, the Company had thirty-four restaurant locations. The Company plans to have an additional three to four new restaurants operating by the end of calendar year 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS
---------------------

Gross revenues decreased from $10,187,645 for the nine months ended September 30, 1998 to $9,732,674 for the nine months ended September 30, 1999, a decrease of $454,971 or approximately 4%. A decline in sales for the nine months ended September 30, 1999 in U.S. dollars was prompted by the devaluation of the Chilean peso against the dollar. Sales in Chilean pesos actually increased from
4.650 billion Chilean pesos in 1998 to 4.885 billion Chilean pesos for the same period in 1999, an increase of 235 million Chilean pesos.

Cost of operations for the nine months ended September 30, 1999 decreased $202,276 from $4,150,851 for the nine months ended September 30, 1998 to $3,948,575, a decrease of approximately 5%. The decline in cost of operations is principally attributable to the devaluation of the Chilean peso against the dollar.

Although cost of operations and gross profit percentages (59% for both years) remained materially the same when compared to the nine months ended September 30, 1998, actual costs were reduced if the highly inflationary Chilean economy is taken into consideration. The Chilean peso devaluated from C$466.38 per dollar in September 1998 to C$531.11 per dollar in September 1999 a devaluation index of 12%.

Payroll and employee benefits increased from $1,450,245 for the nine months ended September 30, 1998 to $1,987,560 for the nine months ended September 30, 1999, an increase of $537,315 or 37%. The increase is primarily due to the operation of new restaurants. In addition, the Chilean Government increased the minimum wage by approximately 10% during 1999.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)
---------------------

Occupancy increased from $1,223,306 for the nine months ended September 30, 1998 to $1,450,399 for the nine months ended September 30, 1999, an increase of $227,093 or 19%. The increase is due primarily to the opening of new stores.

Selling and administrative expenses for the nine months ended September 30, 1999 were $2,341,336 compared to $2,737,619, for the nine months ended September 30, 1998, a decrease of $396,283 or approximately 14%. This decrease is attributable to the devaluation of the Peso.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (Pepsico franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $879,089 for the nine months ended September 30, 1998 to $287,192 for the nine months ended September 30, 1999, a change of $591,897 or 67%. The decrease was primarily due to a decline in the incentive fees paid to the Company by vendors and a reduction of income tax refunds in 1999. For the nine months ended September 30, 1999, approximately $83,000 relates to the amortization of deferred revenue and $205,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies which decreased by $328,099 to $188,498 in September 30, 1999 from $516,597 in September 30, 1998 or 64%. The decrease is due primarily to the average outstanding balance of debt during the related periods.

For the nine months ended September 30, 1999, the Company had a net income of $103,498 compared to net income of $988,116 for the nine months ended September 30, 1998. One of the reasons for this decrease was the start-up costs connected with the opening of new stores since the initial public offering, all of which required new equipment, new personnel and training, in addition to new and extensive advertising efforts. Included in these new advertising efforts were special promotions for the "Super Crunch" sandwich and "Star Wars." To facilitate these promotions, the Company introduced new products at prices below their regular profit margins. After September 1999, the Company began selling these products at their regular prices. In addition, management believes that the inflation and drought Chile endured throughout the first nine months of the year had a negative effect on revenues and margins.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)
---------------------

During the last quarter, interest rates have decreased and the peso has stabilized. Although interest rates have not returned to the same levels as one year ago, management anticipates that the present reduction should have a positive effect on consumer spending and that gross revenues and net profits should increase. In addition, the Company has begun an aggressive advertising campaign which includes a return to television advertising. Moreover, the Company believes that the "Star Wars" promotion which began in Chile in September, will have a positive impact on gross revenues and profits. Therefore, the Company intends to maintain its development schedule of new store openings and will continue to seek potential acquisition of other restaurant chains in Chile, including a 55 store hot dog restaurant franchise. To facilitate such potential acquisitions the Company may enter into an agreement with Werbel-Roth Securities, Inc.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

While the Company and its restaurants have a significant presence in Chile and particularly in Santiago, the Company is seeking to accelerate its growth and expand its operations not only in the Santiago area, but also in other cities in Chile with populations of approximately 100,000 or greater.

At September 30, 1999, accounts receivable increased by $99,365 to $204,426 from $105,061 at December 31, 1998, due to monies due from ECUSA under a new exclusivity agreement discussed in greater detail below.

Due from related parties increased from $120,038 at December 31, 1998 to $343,470 at September 30, 1999, an increase of $223,432 due to advances to a related party.

Other current assets decreased to $115,053 at September 30, 1999 from $236,647 at December 31, 1998, a decrease of $121,594, due to a decrease in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 1999 or 1998, as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any tax liability for the Company.

The Company utilizes bank lines-of-credit for periodic operational expenses. At September 30, 1999, the Company had approximately $415,000 outstanding on its $450,000 line-of-credit facility. The increase of almost $320,000 from December 31, 1998 was used to partially finance short-term operations.

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no outstanding long-term debt obligations with banks at September 30, 1999 and at December 31, 1998, respectively. The Company paid off its long term obligations with banks with the proceeds received from the Initial Public Offering in August 1998. In the future, the Company may have to borrow additional funds for continued expansion beyond the construction of new restaurants referred to above. The total of capital lease obligations decreased by $847,540 when compared to December 31, 1998, because the Company used the monies received from the new exclusivity agreement with ECUSA to reduce this debt.

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

In August 1994, the Company entered into a five-year agreement with ECUSA (a supplier) requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $780,000 net of tax, which is being recognized and amortized ratably over a five year period. For the periods ended September 30, 1999 and 1998, the Company recognized approximately $83,000 and $71,000, respectively, of the deferred revenue. In September 1999, the Company entered into a new agreement. See Note 11 included in the "December 31, 1998 Consolidated Financial Statements".

The new agreement contains similar terms as the previous agreement with respect to the use of Pepsi products in the Company's restaurants. The Company received and deferred in exchange for committing to continue to use Pepsi products exclusively, approximately $800,000 net of tax, at the signing of the contract. The Company will receive additional payments of $300,000 net of tax on January 15, 2000 and $200,000 net of tax on January 15, 2001. In addition, the agreement grants the Company significant purchase discounts on various products. The supplier has also agreed to pay the Company, on a monthly basis, a marketing allowance based on the amount purchased from the supplier and to provide the Company with certain equipment and signage and to fund miscellaneous promotional expenses.

The Company's management anticipates that it will received based on this agreement cash, other certain payments and estimated discounts from the supplier as follows:

                             UNISERVICE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------


                                                                             ESTIMATED
                                                -------------------------------------------------------------------
                                                      Estimated
                               Cash and           Marketing Credit                                  Revenue /
       Calendar              Other Certain          And Purchase               Total              Discounts to
         Year                  Payments               Discounts              Payments             be Recognized
-----------------------  ---------------------  ---------------------  ---------------------  ---------------------
         1999                $     806,000         $      181,000         $      987,000         $      249,193
         2000                      318,000                713,000              1,031,000                917,571
         2001                      218,000                792,000              1,010,000                996,571
         2002                       18,000                875,000                893,000              1,079,571
         2003                       18,000                962,000                980,000              1,166,571
         2004                       18,000              1,054,000              1,072,000              1,258,571
     2005 to 2006                   36,000              2,361,000              2,397,000              2,701,952
                             -------------         --------------         --------------         --------------

         Total               $   1,432,000         $    6,938,000         $    8,370,000         $    8,370,000
                             =============         ==============         ==============         ==============


As of September 1999, thirty-four restaurants were in operation. Discounts and other payments above were computed by management based on the Company's plans to place three additional restaurants in service during each year of the contract.

The Company plans to record $1,432,000 in deferred revenue in 1999 for the cash and other certain payments per the terms of the contract and to amortize them over the life of the contract. The Company can only estimate future purchases and, accordingly, discounts earned will be recorded as they are granted.

SEASONALITY
-----------

The Company generates the highest amount of sales during July and December. The slowest month for sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable and this is due to the cash rebates received based on purchases from suppliers. As the Company opens additional stores, the Company anticipates amounts received in rebates will increase.

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

Major areas of potential business impact have been identified and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. After evaluations of the responses from such communications, the Company has prepared a contingency plan to mitigate year 2000 issues. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

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


                      UNISERVICE CORPORATION




                      By: /S/ RICARDO VILENSKY
                          ------------------------
                            Ricardo Vilensky, President
                            and Chief Executive Officer




                      By: /S/ MARUICIO AGUIRRE
                          ------------------------
                            Mauricio Aguirre, Chief Financial Officer
                            (authorized Officer and Chief Accounting Officer)



DATED:        November 16, 1999