Form 10KSB
period 1999-12-31
UNISERVICE CORP/FL
filed 2000-04-14
CIK 1059024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-24681


                             UNISERVICE CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                      Florida                         69-0516177
          -------------------------------         ------------------
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)


       350 East Las Olas Blvd., Suite 1700, Fort Lauderdale, Florida 33301
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  (954)766-7879
                           ---------------------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                  of the Act:


    Title of Each Class        Name of Each Exchange on Which Registered
    -------------------        -----------------------------------------
                                                None

         Securities registered under Section 12(g) of the Exchange Act:


    Class A Common Stock, $.0001 par value and Class A Common Stock Warrants
    ------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $12,893,382

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2.50 as of March 31, 2000.

Based on the closing price of the Class A Common Stock quoted on the Nasdaq Small Cap Market as reported on March 31, 2000 ($2.50), the aggregate market value of the 1,361,000 shares of the Class A Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Class A Common Stock on that date was approximately $3,410,000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000: 1,430,000 Shares of Class A Common Stock and 1,400,000 Shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes   X        No
    -----        ------

                                                 Table of Contents

                                                                                                          Page
                                                                                                          ----

PART I

Item 1.       Description of Business............................................................            1

Item 2.       Description of Property............................................................           11

Item 3.       Legal Proceedings..................................................................           11

Item 4        Submission of Matters to a Vote of Security Holders................................           11

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters........................................................           11

Item 6.       Management Discussion and Analysis.................................................           12

Item 7.       Financial Statements...............................................................           16

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................           16

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act................................................................           17

Item 10.      Executive Compensation.............................................................           20

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management..............................................................           23

Item 12.      Certain Relationships and Related Transactions.....................................           23

Item 13.      Exhibits, Lists and Reports on Form 8-K............................................           25

PART I

Item 1.       Description of Business

General

              We were organized as a Florida corporation on November 21, 1997 under the name Uniservice Corp. and subsequently changed our name to Uniservice Corporation. On August 4, 1998 we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of our class A common stock and warrants to purchase shares of our class A common stock. These securities are listed on the Nasdaq SmallCap under the symbols UNSRA and UNSRW. The remaining interest in Kentucky Foods Chile is held by Ricardo Vilensky.

              Our principle executive offices are located at Carmencita 25, Suite 102, Santiago, Chile, our telephone number is 011(562) 334-3000 and our e-mail address is mauria@entelchile.net. Our U.S. offices are currently located at 350 East Las Olas Blvd., and our telephone number is (954) 766- 7879. When we use the terms "Uniservice," "Kentucky Foods Chile," "we," "our," and similar terms, this includes Uniservice Corporation and Kentucky Foods Chile S.A., our 99.97% subsidiary. All references to our historical activities before August 1998 refer to the historical activities of Inversiones e Inmobiliaria Kyoto and Kentucky Foods Chile.

Our background

              We have been involved in the restaurant business since our subsidiary, Kentucky Foods Chile, commenced business in November 1986. We operated our first four restaurants under the name Papa Pollo. During the second half of 1991 we changed the names of our restaurants to Chicken Inn. In 1994, when we were operating nine restaurants, we entered into a franchise agreement with Kentucky Fried Chicken International Holdings and Tricon Restaurants International and converted all of our restaurants into KFC restaurants. We opened eight KFC restaurants in 1995, and an additional seven, five, seven and three restaurants during 1996, 1997, 1998 and 1999, respectively.

              We are currently the only KFC franchisee in Chile and the largest KFC franchisee in Central and South America. We currently own and operate 36 KFC Restaurants throughout Chile. We are also currently evaluating acquisition opportunities throughout Latin America.

Fast food industry background

              Overview

              The fast food service industry consists of quick service restaurants, referred to as QSRs, full service restaurants, other commercial restaurants, including cafeterias and non-commercial restaurants such as those in schools and hospitals. The QSR segment of the fast food service industry is a multi-billion dollar industry.

              Fast food restaurant industry in Chile

              Listed below is the number of restaurants for each of the major fast food franchises located in Chile as of December 31, 1999.

         Name                               Number of Restaurants            Major Types of Products
         ----                               ---------------------            -----------------------

         Lomiton(R)                                     82                   Pork sandwiches
         Doggis(R)                                      58                   Hot dogs
         McDonald's(R)                                  62                   Hamburgers
         KFC(R)                                         36                   Chicken
         Burger King(R)                                 25                   Hamburgers
         Pizza Hut(R)                                   30                   Pizza
         Domino's(R)                                    21                   Pizza
         Embers(R)                                      17                   Roast beef sandwiches
         Submarine(TM)                                  12                   Subs/hoagies
         Mr. Chips(R)                                   11                   Roast beef sandwiches
         Taco Bell(R)                                   11                   Tacos and burritos
         Mei Lin Ta(R)                                  10                   Chinese food
         Burger Inn(TM)                                 10                   Hamburgers
         Natural Juice(TM)                               7                   Salads and natural juices

Strategy

              Our strategy is to expand our business throughout Chile and Latin America through the acquisition of businesses and the expansion of our current restaurants. The following is an overview of our acquisition and expansion strategy:

o Acquire fast food or other businesses located in Chile. We have entered into discussions with several businesses located in Chile, with a view towards expanding our operations in Chile.

              We believe that this acquisition would result in greater economies of scale in:

              o      reduced management ratio;
              o      purchase of food;
              o      purchase of consumables;
              o      negotiation with vendors;

              o      more favorable advertising rates; and
              o the ability to formulate and implement cross-promotional opportunities.

o Seek acquisition possibilities throughout Latin American and the Carribean.

o Increase our existing KFC restaurants overall margins and profitability.

o Maximize operating efficiencies through continued centralized management and advanced management information systems. This enables us to:

              o control corporate overhead and individual restaurant costs;
              o capture economics of scale by utilizing our existing corporate management structure; and
              o continuously monitor point-of-sale data to more efficiently manage our restaurant operations.

              We believe we will experience both restaurant level and corporate level savings as a result of an increase in size and related bargaining power, particularly with respect to food and paper purchasing and distribution, and restaurant maintenance services. As the number of our restaurants increase, we believe our bargaining power should continue to increase. In particular, we believe that we will be able to continue to spread our corporate overhead and continue to reduce our cost of operations by centralization of management and purchasing of food and other products in greater quantities as the restaurants we acquire, own and operate increase business. We also believe that our risks of expansion are substantially reduced due to:

              o our management's extensive experience within the fast food restaurant business;
              o an increased Chilean middle class with discretionary income;
              o the predictability of development costs and restaurant profitability; and
              o        the proven success of the chicken concept in Chile.

Our operations

Overview

              All executive management, financing, marketing and operations support functions are conducted centrally at our Santiago Chile headquarters. At our headquarters we maintain a state-of-the-art centralized computer system that is linked with the cash register at each of our restaurants. Through this computer system, we have access to up-to-the-minute information including, among other things, revenues, inventory control, and the ability to monitor the progress of various promotions.

              Under our KFC franchise agreement, we are presently prohibited from engaging in any KFC(R) brand business outside of Chile. Subject to compliance with our franchise agreement and the development agreement, we may, however, engage in other businesses which do not conflict with the KFC(R) brand, subject to prior approval by Tricon.

Acquisition developments

              We are seeking to acquire a business located in Chile or other businesses throughout Latin America. We have identified specific acquisition possibilities are have begun preliminary negotiations with their individual representatives. We have recently filed a registration statement with the Securities and Exchange Commission to register securities for a potential public offering. The proceeds from this potential offering will be used to finance a specific acquisition to be determined by our board of directors and subject to the approval of our underwriter. The completion of any acquisition will be subject to approval of the respective board of directors, our underwriters, and the completion of our due diligence.

              Any potential acquisition will not compete directly with our KFC business, since the companies we are focusing on do not sell fast food chicken products. We will continue to look for companies to complement, but not directly compete with our current business.

Our KFC restaurants

              KFC restaurants offer basically the same menu, meal options and distinctive KFC design as the KFC restaurants found throughout the United States. Our KFC restaurants are of distinctive design and are generally located in high-traffic areas including shopping malls, food courts, shopping centers, and downtown areas. Our KFC restaurants consist of several building types with various layouts and seating capacities. We currently have 36 restaurants, 34 of which are open seven days a week, typically from 10:00 a.m. to midnight. Currently, we do not accept credit cards, although we may elect to do so in the future. Some of our restaurants offer drive-through service. Home delivery is available at no-charge from 17 of our restaurants.

              All of our KFC restaurants offer a full line of KFC products, including chicken pieces, chicken sandwiches, a variety of side items including cole slaw, mashed potatoes, salads and corn, and dessert. In addition to a full-line of soft drinks, 21 of our current restaurants are licensed to sell beer (the drinking age in Chile is 18).

Quality assurance

              Our operations are focused on achieving a high level of customer satisfaction, with speed, accuracy and quality of service closely monitored. Our senior management and restaurant management staff are principally responsible for ensuring compliance with our internal and Tricon's operating procedures. We and Tricon have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct and internal surveys, detailed reports from our own management information system and detailed reports from Tricon are tabulated and distributed to management on a regular basis to help maintain compliance. In addition to customer satisfaction, these reports track comparable sales and customer counts, labor and food costs, inventory levels, waste losses and cash balances.

              We closely supervise the operation of all of our restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. Management also conducts unscheduled inspections and audits of our restaurants to ensure quality.

              Our restaurants are also subject to standards set by Chilean, provincial and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness. In addition, KFC has set maximum time standards for holding unsold prepared food in order to maintain freshness of our KFC products.

Supplies and distribution

              We inspect the facilities of our suppliers and request samples for testing and other quality control monitoring from time to time. Many of these suppliers are also subject to Chilean government inspection. In addition, representatives of our quality assurance department visit restaurants from time to time to ensure that food is properly stored, handled and prepared in accordance with prescribed standards and specifications, as well as to provide training in food safety and sanitation measures to the restaurant operators. The quality assurance department is also responsible for remaining current on issues related to food safety, and interacting with regulatory agencies as may be required or desirable on these matters.

              Under our KFC franchise agreement, we are required to buy food supplies, ingredients, seasonings, and equipment for our KFC restaurants only from approved suppliers who are required to meet or exceed system standards designed to ensure product quality, safety and consistency. We purchase KFC's pre-packaged seasoning which contain KFC's proprietary recipes directly from Tricon's principal U.S. supplier.

              We purchase much of our products by means of centralized buying in order to obtain the best prices. As the number of our restaurants increase, we believe that our bargaining power to purchase goods at the best prices and on favorable terms should also increase. We purchase our supplies and foodstuffs from vendors on favorable terms and conditions (including quantity discounts). We believe there are a number of vendors who can supply us with adequate quantities of products and that the loss of any one supplier would not have a material impact on our operations.

              Additionally, to ensure the wholesomeness of all food products, suppliers are required to meet or exceed strict quality control standards. Competitive bids, long-term contracts and long-term vendor relationships have been used to ensure availability of products. We have not experienced any significant continuous shortages of supplies. Prices paid for these supplies may be subject to fluctuation. When prices increase, we may be able to pass on such increases to our customers.

Marketing, advertising and promotion

              Each year, we typically introduce different types of promotions, either in conjunction with Tricon or independently, including:

              o        value-type combination meals;
              o        new products;
              o        kids meals; and
              o        coupons.

              A portion of our marketing and advertising plan includes participating in certain of Tricon's internationally licensed promotions and marketing fund. We also advertise on cable television and radio.

Franchise agreement with Kentucky Fried Chicken International Holdings and
Tricon

              Of our 36 restaurants currently in operation, 28 are operating under our franchise agreement, 5 are operating under a temporary license agreement, and 3 of our restaurants are operating without any agreement. Kentucky Fried Chicken International Holdings and Tricon have prohibited us from opening any additional restaurants until a new franchise and development agreement covering our 8 restaurants operating outside our KFC franchise agreement and any future restaurants has been executed.

              We have received notice from Tricon that the opening and operating of restaurants without approval from Tricon may be a breach and default of our franchise agreement. Specifically, Tricon requested that we pay initial fees for our 3 restaurants operating without an agreement. We have paid the initial fees. Our management believes we have resolved this issue and we continue to focus on finalizing a new franchise agreement.

              Our new franchise agreement should be consistent with the original franchise agreement, permitting us to use, among other things, KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress. We are also permitted to sell and promote only KFC approved products. Although Tricon wants to increase our royalty payments to 6% of our total revenues.

              Under our original franchise agreement at all times, Mr. Vilensky must retain voting control of Kentucky Foods Chile and our company. As result, we have created two classes of common stock--Class A common stock and Class B common stock--which are identical except that holders of Class B common stock are entitled to ten votes for each one share held. Additionally, unless Mr. Vilensky obtains approval from Tricon, he must retain at all times a minimum of 30% ownership of our company. As a condition to our franchise agreement, Mr. Vilensky may sell up to the lesser of 10% of the outstanding amount of our capital stock or an amount so that his ownership interest will not be below 30% provided, however, that the proceeds from sale received by Mr. Vilensky may not be used to start a new company. When our warrants are exercised, Mr. Vilensky's ownership interest will fall below 30%, in which case we will be in technical default of our KFC franchise agreement.

              Another condition of our franchise agreement requires us to have a designated operator, who is the person that oversees the management of our day-to-day operations. Currently, the designated operator is Mr. Vilensky. In the event Mr. Vilensky is unwilling to serve as the designated operator or becomes disabled or deceased, management or Mr. Vilensky's heirs will propose a new designated operator, who will be subject to approval by Tricon. Although not required, Tricon has indicated that it would prefer the designated operator to also control our company. In the event that Tricon determines that the proposed designated operator is not capable of performing the necessary duties and obligations, Mr. Vilensky or his heirs are required to use their best efforts to sell their interest in our company within six months. In the event that no sale is completed within the six month period, Tricon has the option to purchase Mr. Vilensky's interest, or the interest of Mr. Vilensky's heirs, for a market value determined by three appraisers.

              The initial franchise term for each of our restaurants operating under our franchise Agreement is ten years. Expiration dates range between December 31, 2003 and December 31, 2007, depending on when the particular restaurant was opened. The initial franchise term is renewable, at our option, for additional ten year periods, provided that:

              o        the renewal is permitted by local law;
              o we have corrected any default under the franchise agreement and has not been in material default within the 24 months preceding the renewal request;
              o        we comply with annual performance criteria;
              o we request renewal within 12 to 18 months prior to the expiration of the initial term;
              o we agree to make capital improvements to conform with Tricon's then current standards and completes the improvements, as agreed;
              o we agree to relocate any restaurants Tricon determines cannot be renovated to meet the then current standards;
              o we execute a new franchise agreement if the current form has been modified;
              o we are current in all obligations, monetary or otherwise, to Tricon; and
              o        we pay a renewal fee as agreed upon with Tricon.

              The monthly royalty fees for each of our KFC restaurants operating under our franchise agreement is 5% of net revenues. The monthly royalty fees for each of our KFC restaurants operating under our temporary license agreement is 5% of net revenues. Royalty fees will increase to 6% in 2005.

              Under our franchise agreement, Tricon's approval is required for our operation of any new KFC restaurants or other fast food restaurant and Tricon's consent to such renewals, acquisitions or development may be withheld in Tricon's sole discretion.

              We intend to continue with our acquisition strategy and the operation of our current restaurants regardless of the status of our relationship with Tricon. If we lose our right to the KFC concept we will operate our current restaurants without the KFC concept and methods. However, if our KFC franchise agreement is terminated (either by default or expiration) we are prohibited from competing with KFC for 12 months. While our franchise agreement contains this non-compete clause, non-compete agreements are generally not enforced to the fullest extent under Chilean law. Chilean courts generally impose monetary fines and penalties.

Competition

              The overall food service industry and the quick service restaurant
(QSR) segment are intensely competitive with respect to food quality, price, service, convenience, restaurant location and concept. The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and disposable purchasing power. We compete within the Chilean market with international and regional chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel and suitable real estate sites. Typically, international chains such as McDonald's(R) and Burger King(R) compete with one another and do not serve a variety of chicken products, while our actual competitors are fast food restaurants that offer similar menus which include chicken. Certain of these companies may have greater financing, personnel, technical and other resources than us. During 1999 there was an increase of approximately 7% in the number of QSRs in Chile from 365 to 392.

Patents and trademarks

              Under our franchise agreement with Tricon we may use KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress. If our franchise agreement is terminated or expires we will lose all rights to use KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress.

              Our company does not have any proprietary trade name protection, trademark protection, patents, or service marks, however, our subsidiary, Kentucky Foods Chile, holds several proprietary trade names, trademarks and service marks in Chile.

Government regulation

              We are subject to various Chilean national, provincial, and municipal laws affecting its business. Each of our restaurants must comply with various licensing requirements and regulations of governmental authorities, including health, sanitation, safety and fire agencies in the region and municipality in which the restaurant is located. To date, we have obtained all necessary licenses and approvals.

              A small portion of our sales are attributable to the sale of beer. A license is required from the provincial governing authority for each restaurant that sells beer and regulations governing the sale of beer relate to many aspects of restaurant operations, including the minimum age eighteen of patrons to purchase beer.

              We are also subject to Chilean national minimum wage laws governing matters as overtime and working conditions. Since the bulk of our employees are paid on an hourly basis at rates related to the minimum wage, increases in the minimum wage could significantly increase our labor costs. We have not, to date, been materially adversely affected by these laws. Our business is also subject to the full range of governmental regulation and supervision generally applicable to companies engaged in business in Chile, including labor laws, social security laws, public health, environmental laws, securities laws and anti-trust laws.

Personnel

              We believe that high quality, customer-focused restaurant management is critical to long-term success. Generally, each of our restaurants has one restaurant general manager, two supervisors and teams of workers. Restaurant management structure varies by unit size. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. We pay an hourly wage of $1.20 per hour, the average hourly wage in Chile. Overtime is paid (one and one half time minimum wage, or $1.79 per hour) to any employee who works more than 48 hours weekly. However, Chilean law only permits employees to work a maximum of two extra hours daily. Overtime (of two times Chilean minimum wage, the equivalent of U.S.$2.40 per hour) is paid on Sundays and holidays. Restaurant general managers receive base salaries, as well as incentive bonuses, based upon that restaurant's productivity and profitability.

Foreign Corrupt Practices Act

              Substantially all of our operations are conducted in South America. To the extent that we conduct operations and sell our products outside the U.S., we are subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay, any money or anything of value to any foreign official, foreign political party, foreign political party official or any candidate for foreign political office or any person with knowledge that all or a portion of money or thing of value will be offered, given, or promised, directly or indirectly, to any of these people.

              We have not made any offers, payments, promises to pay, or authorization of any money or anything of value to any foreign official, foreign political party or foreign political party official or candidate for foreign political office and have implemented a policy to be followed by our officers, directors, employees and anyone acting on our behalf, that no payments can and will be made. We have made all employees cognizant of the need for compliance with the Foreign Corrupt

Practices Act and any violation of our policy will result in dismissal. We also conduct periodic reviews of this policy with all employees to ensure full compliance.

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

              These principles are the basis for the Chilean Decree-Law No. 600 of 1974, as amended. DL 600 requires that a foreign investor and the government of Chile sign a legally-binding investment contract which may only be modified by mutual consent. The contract sets forth the current tax and foreign exchange laws as each relates to the specific investments by that investor in Chile. Thus, investors are protected against any subsequent changes in the law which could adversely affect an investor or their investments in Chile. Although the Chilean government has been successful in keeping this principle in place for the last 26 years, there can be no assurances that a breach by or political changes within the Chilean government will not occur in the future or which would adversely affect our rights to do business in Chile.

Employees

              As of December 31, 1999, we employed 852 employees, of which 40 were full-time salaried employees in administration, 115 were full-time salaried employees in supervisory and management positions and 697 were full-time and part-time hourly employees who were employed in food preparation and serving. All of our management and employees who reside in Chile speak Spanish and our senior management team in Chile also communicates in English. None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success, and that our relations with our employees are good.

Item 2.       Description of Property

              All of our restaurants are presently located in leased space. The leases for our restaurants are for a period ranging from six years to 15 years and provide for one or more options to renew for at least one additional term. Our leases either specify a fixed annual rent with fixed increases or are variable. Generally, our leases are net leases which require us to pay all or a portion of the cost of taxes, maintenance and utilities. Certain of the leases provide that in the event of non-payment of rent, the lessor may terminate the lease without notice. Chilean law provides that a landlord may not evict a tenant without a court hearing, although the tenant is responsible for all costs related to such court hearing.

              We lease approximately 4,000 square feet of executive offices in Santiago, Chile from Inmobiliaria KilKil S.A., our affiliate, at a rate of $9,050 per month, plus common area maintenance and general expenses of $1,100 per month. The lease is for ten years, ending May 1, 2007.

              In August 1998, we entered into a two year lease with Andean Financial Corporation for our corporate U.S. offices in Boca Raton, Florida. David Mayer, a former director and officer of our company, is the sole shareholder, officer and director of Andean Financial Corporation. The annual lease amount is $10,000 annually, payable quarterly, which includes all telephone and facsimile, secretarial and other expenses. We have recently terminated our lease with Andean Financial Corporation and have moved our corporate U.S. offices to 350 East Las Olas Blvd., Suite 1700, Fort Lauderdale, Florida. We are occupying this space at no expense.

Item 3.       Legal Proceedings

              We are involved in legal proceedings arising in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

              Our class A common stock and our class A common stock warrants are traded on the Nasdaq SmallCap Market under the symbols UNSRA and UNSRW, respectively, and commenced their trading on August 4, 1998. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These quotations, as reported by Bridge Information Systems, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                                 High             Low
------                                                                 ----             ---

Common Stock
August 4, 1998 through quarter ended December 31, 1998                 $5.625           $2.37
Quarter ended March 31, 1999                                           $3.90            $3.25
Quarter ended June 30, 1999                                            $3.75            $2.80
Quarter ended September 30, 1999                                       $3.25            $1.70
Quarter ended December 31, 1999                                        $2.75            $1.75

Warrants
August 4, 1998 through quarter ended December 31, 1998                 $1.53            $0.62
Quarter ended March 31, 1999                                           $0.90            $0.55
Quarter ended June 30, 1999                                            $0.80            $0.375
Quarter ended September 30, 1999                                       $0.625           $0.125
Quarter ended December 31, 1999                                        $0.60            $0.125

              As of December 31, 1999, there were approximately 20 holders of record of our class A common stock. We have approximately 300 holders in street name for our class A common stock.

              We have never paid dividends on our outstanding securities since our formation in November 1997. However, Kentucky Foods Chile has declared the following dividends to its shareholders in the corresponding years:

         1994..................     $ 71,565
         1995..................     $730,648
         1996..................     $768,018
         1997..................     $ 19,305

              Of the $730,648 declared in 1995, the total amount was reinvested as paid-in capital. Of the $768,018 declared in 1996, $139,909 was distributed in 1996 and the balance ($628,409) was distributed in 1997, of which $324,286 of the $628,409 was reinvested in Kentucky Fried Chicken Chile. Kentucky Fried Chicken Chile currently intends to retain earnings for use in its business and does not anticipate paying dividends in the foreseeable future, except to our preferred shareholders.

              Upon distribution of a dividend by Kentucky Foods Chile, we, as a foreign non-resident shareholder of a Chilean corporation, will be subject to a 35% percent withholding tax less a credit for any corporate taxes paid by the Chilean corporation. However, the payment of foreign taxes may be credited against U.S. federal income tax.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

              Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

              We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Overview

              We generate revenues in two ways: sales of products from restaurant locations (approximately 93% of total revenues) and sales of coupon books (approximately 7% of total revenues). Typically, business entities will receive our coupon books and give them to employees as incentives. The coupon holders present the coupons to the individual restaurants which will subsequently bill the employer for the food purchased by the coupon holders.

              We incur costs primarily for raw food and paper supplies, which represent approximately 41% and 37% of the total revenues for 1999 and 1998, respectively. Payroll represents 21% and 23%, and rent represents 14% and 13%, respectively, for 1999 and 1998. Our royalty and marketing costs are each 5% of our total revenues each year.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Results of Operation

              Our gross revenues decreased from $13,415,518 for the year ended December 31, 1998 to $12,893,382 for the year ended December 31, 1999, a decrease of $522,136 or approximately 4%. A decline in sales for the year ended December 31, 1999 in U.S. dollars was prompted by the devaluation of the Chilean peso against the dollar. Sales in Chilean pesos actually increased from Ch$6.242 billion in 1998 to Ch$6.641 billion in 1999, an increase of Ch$399 million.

              Our cost of operations for the year ended December 31, 1999 increased $271,398 from $4,988,852 for the year ended December 31, 1998 to $5,260,250, an increase of approximately 5%. The increase in cost of operations is principally attributable to inflation and higher operating costs.

              Gross profit percentage declined 4% from 63% in 1998 to 59% in 1999. This decline was prompted by higher inflation in Chile which increased operating costs. The Chilean peso was devalued from Ch$465.25 per U.S. dollar at December 31, 1998 to Ch$515.08 per U.S. dollar at December 31, 1999, a devaluation of 11%.

              Payroll and employee benefits decreased from $3,089,405 for the year ended December 31, 1998 to $2,693,160 for the year ended December 31, 1999, a decrease of $396,245 or 13%. This decrease was due to the effort the Company made in reducing costs in an inflationary economy. The Company operated the stores with better trained personnel and eliminated overstaffed shifts during hours of less sales. Overall, operations were conducted efficiently.

              Occupancy increased from $1,677,986 for the year ended December 31, 1998 to $1,765,306 for the year ended December 31, 1999, an increase of $87,320 or 5%. This increase is due to an increase in the cost of living which was reflected in the monthly rent paid on operating leases.

              Selling and administrative expenses for the year ended December 31, 1999 were $3,372,953 compared to $2,936,985 for the year ended December 31, 1998, an increase of $435,968 or approximately 15%. This increase is attributable to higher operating costs in an inflationary economy.

              Other income (expenses) consisted of two major categories (1) other revenues and (2) interest expense. Their composition is as follows:

              The first category of other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from an exclusivity agreement with ECUSA. ECUSA is the Pepsico franchise and bottling company in Chile. The decrease in this category was from $762,010 for the year ended December 31, 1998 to $723,519 for the year ended December 31, 1999, a change of $38,491 or 5%. Other income decreased because the previous ECUSA contract expired in the middle of 1999. Therefore only eight months of deferred revenue was amortized during 1999. For the year ended December 31, 1999, approximately $143,000 relates to the amortization of deferred revenue and $580,000 relates to refunds and credits from vendors.

              The second category relates to interest expense paid to banks and leasing companies which increased by $40,983 to $385,971 in December 31, 1999 from $344,988 in December 31, 1998 or 12%. The increase is due primarily to the average outstanding balance of debt during the related periods.

              For the year ended December 31, 1999, we had a net income of $139,262 compared to net income of $1,139,312 for the year ended December 31, 1998. The main reason for this decrease was the decrease in our gross revenues accompanied by higher operating costs and inflation. We also experienced start-up costs connected with the opening of new stores, all of which required new equipment, new personnel and training, in addition to new and extensive advertising efforts. Included in these new advertising efforts were special promotions for the "Super Crunch" sandwich and "Star Wars." To facilitate these promotions, we introduced new products at prices below their regular profit margins. Also, the decline in gross profit percentage and the increase in operating costs caused by inflation had a negative effect on revenues.

Liquidity and Capital Resources

              At December 31, 1999, accounts receivable increased by $130,198 to $235,259 from $105,061 at December 31, 1998, due to an increase in the sale of coupon books.

              Due from related parties increased to $416,436 at December 31, 1999 from $120,038 at December 31, 1998, an increase of $296,398 due to advances made to related parties during the year.

              Other current assets decreased to $146,928 at December 31, 1999 from $236,647 at December 31, 1998, a decrease of $89,719, due to a decrease in sales taxes receivable and other prepaid taxes.

              At December 31, 1999, we had approximately $731,000 outstanding on our line-of-credit facility. The increase of almost $636,000 from December 31, 1998 was used to partially finance short-term operations.

              Long term prepaid contract increased to $265,409 at December 31, 1999 from $50,417 at December 31, 1998, an increase of $214,992, due to the final payment to a former member of our board of directors.

              We have approximately $635,000 of outstanding long-term debt obligations with banks at December 31, 1999. These loans will be used in the projected expansion of the company during the year 2000. This new debt is fully guaranteed by a related party.

              Our total of capital lease obligations was approximately $639,000, a decrease of approximately $886,000 when compared to December 31, 1998. The monies received under the new exclusivity agreement with ECUSA were used to reduce this debt.

              In August 1999, we entered into a new seven year agreement with ECUSA, our supplier of Pepsi products, requiring our exclusive use of Pepsi products for each of our existing Kentucky Foods Chile restaurants and each Kentucky Foods Chile restaurant we open during the term of the agreement. In exchange for this exclusivity agreement, we received and deferred approximately $780,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended December 31, 1999 and 1998, we recognized deferred revenues of approximately $83,000 and $136,000, respectively. See note 11 included in our December 31, 1999 Consolidated Financial Statements for further explanation.

              The new exclusivity agreement contains similar terms as the previous agreement with respect to the use of Pepsi products in our KFC restaurants. We received and deferred in exchange for committing to continue to use Pepsi products exclusively, approximately $800,000 net of tax, at the signing of the contract. We receive an additional payment of $300,000 net of tax on January 15, 2000 and receive $200,000 net of tax on January 15, 2001. In addition, the agreement grants us significant purchase discounts on various products. Our supplier has also agreed to pay us, on a monthly basis, a marketing allowance based on the amount purchased from the supplier and to provide us with certain equipment and to fund miscellaneous promotional expenses.

              We estimate that based on this agreement, we will receive cash, other certain payments and discounts from ECUSA as follows:

                            Cash and               Estimated                                 Revenue/
Calendar                 Other Certain          Marketing Credit         Total             Discounts to
  Year                     Payments               and Purchase         Payments            be Recognized
  ----                     --------               ------------         --------            -------------

2000                         318,000                 713,000           1,031,000              917,571
2001                         218,000                 792,000           1,010,000              996,571
2002                          18,000                 875,000             893,000            1,079,571
2003                          18,000                 962,000             980,000            1,166,571
2004                           18,00               1,054,000           1,072,000            1,258,571
2005 to 2006                  36,000               2,361,000           2,397,000            2,701,952

Total                      $ 626,000              $6,757,000          $7,383,000           $8,120,000

              We computed discounts and other payments based on our plans to place three additional restaurants in service during each year of the exclusivity agreement.

              We recorded $1,170,865 in deferred revenue in 1999 for the cash and other certain payments per the terms of the contract and to amortize them over the life of the contract. We can only estimate future purchases and, accordingly, discounts earned will be recorded as they are granted.

Seasonality

              We generate the highest amount of sales during July and December. The slowest month for sales is February, when many Chileans are on summer vacations. The fourth quarter is normally the most profitable and this is due to the cash rebates we receive based on purchases from suppliers. As we operate and open additional stores, we anticipate amounts received in rebates will increase.

Inflation

              Chile experienced an increase in inflation for the first time in five years. However, since the Chilean economic system is based on an indexed inflation system, no material inflation is anticipated in the immediate future.

Item 7.       Financial Statements

              The financial statements required by this report are included, commencing on F-1.

Item 8.       Changes In and Disagreements With Accountants

              None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers of Uniservice Corporation

Name                           Age             Position
----                           ---             --------

Ricardo Vilensky                43             Chief Executive Officer, President, Chairman of the
                                               Board of Directors

Mauricio Aguirre                36             Chief Financial Officer, Vice President of Finance
                                               and Administration, Director

Juan Carlos Cerda               43             Director

Avram Fritch                    41             Director

David Mayer*                    57             Director, Assistant Secretary*

Sergio Vivanco                  46             Director, Secretary

*David Mayer has recently resigned as director and assistant secretary of our company.

              Ricardo Vilensky has served as our chief executive officer, president and chairman since our formation in November 1997 and as the chief executive officer, president and chairman of Kentucky Foods Chile since its formation in 1986. From July 1991 to the present, Mr. Vilensky has served as the chairman and owns a 50% interest in Ann Arbor Foods, S.A., which owns 21 Domino's pizza franchises in Chile. From June 1991 to September 1996, Mr. Vilensky was the general manager of Comercial Submarine Chile Limitada, which owned 10 submarine and hoagie restaurants in Chile. From 1982 to 1994, Mr. Vilensky was the general manager and legal representative for El Vegetariano, a vegetarian restaurant in Santiago, Chile.

              Mauricio Aguirre has served as our chief financial officer, vice president of finance and administration and director since August 1998. He has served as vice president of administration and finance of Kentucky Foods Chile since September 1994 and as director of Kentucky Foods Chile since October 1995. From 1989 to September 1994, Mr. Aguirre was the controller and a vice-president of Lan Chile, the national airline of Chile. Mr. Aguirre is a commercial engineer, public accountant and auditor.

              Juan Carlos Cerda has served as our director since August 1998. He has served as directors of Kentucky Foods Chile since May 1996. From June 1994 through 1998, Mr. Cerda was a partner with the law firm of Estudio Juridico Figueroa and Valenzuela in Chile. He is currently a partner with the tax consulting firm of Cerda y Compania, located in Chile. Since March 1994, Mr. Cerda has been a professor of Planification and Tributary Management at the University of Santiago. From 1991 through May 1994, he was a tax advisor to the Arauco Enterprise Group in Chile.

              Avram Fritch has served as our director since August 1998. Mr. Fritch is the founder of and currently serves as president of General Security Chile, S.A., a residential and commercial security and alarm company located in Santiago, Chile, since 1991. General Security is a wholly-owned subsidiary of Tyco International. Since 1996, he has served as the general manager of Inversiones y Rentas Carmel S.A., a Chilean investment company. Since January 2000 he has served as vice president of Rebrisa, S.A., a Chilean investment company. Mr. Fritch is a mechanical engineer and was a captain in the Defense Force of Israel.

              Sergio Vivanco has served as a member of our board of directors since August 1998. Mr. Vivanco has been a member of the board of directors of Kentucky Foods Chile since 1991 and is a member of the board of directors of Inversiones Huillimapu S.A., an affiliate of Inversiones e Inmobiliaria Kyoto. Mr. Vivanco is a director of Bio-Aqua systems, Inc., a publicly trading company on the American Stock Exchange. Mr. Vivanco has been an attorney since 1979 and has served as general counsel since 1986 to Inversiones e Inmobiliaria Kyoto and Kentucky Foods Chile. Mr. Vivanco is a partner in the law firm of Abud, Vivanco and Vergara in Santiago, Chile, which serves as our legal counsel in Chile.

Directors and executive officers of Kentucky Foods Chile

The directors and executive officers of Kentucky Foods Chile are as follows:

Name                                Age              Position
----                                ---              --------

Ricardo Vilensky(1)                  43              Chief Executive Officer, President, Chairman of the
                                                     Board, Director

Mauricio Aguirre(1)                  35              Chief Financial Officer, Vice President of Finance and
                                                     Administration, Director

Sergio Vivanco(1)                    46              Director

(1)      See Directors and executive officers of Uniservice Corporation.

Election of directors

              Each of our directors are elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders or until his or her successor is elected and qualified. Our bylaws permit our board of directors to fill any vacancy. Directors appointed by our board of directors may serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Committees of our board of directors

              Our audit committee consists of Juan Carlos Cerda, Sergio Vivanco, and Avram Fritch. Our audit committee reviews the work of the audit staff and direct reports to be prepared. Our audit committee oversees our continuous audit program to protect against improper and unsound practices and to furnish adequate protection for all of our assets and records. Our audit committee also acts as liaison to our independent certified public accountants, and conducts audit work as is necessary and receives written and oral reports from our independent certified public accountants.

              Our compensation and stock option committee consists of Messrs. Vivanco, Fritch and Cerda. Our compensation and stock option committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

              Our nominating committee consists of Messrs. Vilensky, Fritch and Cerda. Our nominating committee makes recommendations with respect to qualified individuals to become members of our board of directors.

              Of the six members of our board of directors, Messrs. Cerda, Fritch and Vivanco are non- employee directors. However, Mr. Vivanco serves as our Chilean legal counsel and Mr. Cerda has provided us with tax consultation.

              There are no family relationships among any of the executive officers or directors.

Appointment of officers

              Our officers are elected annually by our board of directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of our board of directors. Our officers devote full time to our business.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Securities Exchange Act requires our directors, officers and beneficial owners to file reports of changes in ownership of our common stock. Ricardo Vilensky, Sergio Vivanco and Avram Fritch failed to file reports of changes in their ownership interests on a timely basis. These reports have subsequently been filed. The table of beneficial ownership in this annual report accurately reflects current ownership interests as of the date of this filing.

Item 10.      Executive compensation

              The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 1999. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 1999. The compensation Mr. Vilensky derived in 1996 and 1997 was received from Kentucky Foods Chile.

                                            Summary Compensation Table

                                                                                          Other Annual
Name and Principal Position          Year             Salary($)       Bonus ($)         Compensation ($)
---------------------------          ----             ---------       ---------         ----------------

Ricardo Vilensky, CEO,               1999             $80,000          $44,559               $36,000
President and Chairman               1998                 -0-              -0-                   -0-
                                     1997             $85,868              -0-               $19,305

Employment agreements

              Ricardo Vilensky, chief executive officer, president and chairman. We have entered into a written three-year employment agreement with Mr. Vilensky, which commenced August 1998. Under the terms and conditions of his employment agreement, Mr. Vilensky receives an initial annual base salary of $80,000, annual bonuses of up to $100,000, as determined by our board of directors, and other annual compensation of up to $90,000, which includes:

              o        $15,000 for school expenses for Mr. Vilensky's children,
              o        $10,000 for entertainment,
              o        $20,000 for travel,
              o        $20,000 for medical reimbursement, and
              o $28,000 for automobile expenses including cost of vehicle, maintenance and insurance.

Mr. Vilensky is reimbursed for his ordinary and necessary business expenses including fees for membership in one business or social club, up to a maximum of $5,000 per year, and in other clubs and organizations as we and Mr. Vilensky mutually agree are necessary and appropriate. In 1998 Mr. Vilensky deferred all compensation due to him. Mr. Vilensky's compensation for 1998 is being negotiated.

              Mauricio Aguirre, Chief Financial Officer. We entered into a written one year employment agreement with Mauricio Aguirre, which commenced August 1998. This contract has been renewed. Pursuant to the terms and conditions of his employment agreement, Mr. Aguirre receives an initial annual base salary of $60,000, bonuses of up to $30,000 per year, as determined by our board of directors, and other annual compensation of $20,000, which includes $10,000 for medical reimbursement and $10,000 for automobile expenses.

              Chilean Social Security/AFP and ISAPRE. Messrs. Vilensky and Aguirre are also entitled to receive certain social security benefits under Chilean law. The social security laws in Chile were established as a private system that requires all companies to retain approximately 20% of the gross salaries of its employees, up to a maximum of $4,408.95 per year, which is used to pay both Administrators of Pension Funds Companies (AFP) and Institutions of Previsional Health (ISAPRE).

              The allocation of this 20% to each service is approximately as follows:

              (1) 10% to the AFP: This amount is deposited in an individual interest-bearing account of each employee to cover their retirement. In Chile, the age of retirement is 60 for women and 65 for men.
              (2) 3% to the AFP: This amount covers any partial or permanent disability and, in the case of death, will provide a monthly amount to the deceased's spouse. The amount paid corresponds to 70% of an employee's average salary, based upon the last 10 years of the employee's life.
              (3) 7% to the ISAPRE: This amount covers medical fees, hospitalization and clinical examinations. This percentage may be voluntarily increased by the employee according to the employee's contractual agreement with the employee's ISAPRE. In many instances it may be necessary for individuals to pay additional costs for health care.

              Additionally, Chilean law requires the payment of one month salary (up to a maximum of approximately $1,713.00) for each year (or portion thereof in excess of six months worked in the last year), worked by the employee when he is dismissed without cause, subject to a maximum of eleven months (up to a maximum of $1,713.00 per month, or an aggregate of $18,844.00). When the employee terminates his or her employment, no compensation is legally required.

Stock options

              During fiscal year 1998, there were no option or SAR grants to any persons, including any of our executive officers or directors.

Incentive and non-qualified stock option plan

              On January 5, 1998, our board of directors and a majority of our shareholders adopted our stock option plan. The purpose of our stock option plan is to increase our employees', advisors', consultants', and directors' proprietary interest in our company, to align more closely their interests with the interests of our shareholders, and to enable us to attract and retain the services of experienced and highly qualified employees and directors. We have reserved an aggregate of 200,000 shares of class A common stock under our stock option plan.

              Our board of directors, or a committee of our board of directors, administers and interprets our stock option plan and is authorized to grant options to all our eligible employees. Our stock option plan includes our officers and directors (whether or not employees). Our stock option plan provides for the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code), non-statutory stock options and reload options. Options may be granted under our stock option plan on terms and at prices determined by our board of directors, or a committee of our board of directors, except that in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under our stock option plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

              The exercise price for any option under our stock option plan may be paid in cash, in shares of class A common stock or other consideration that is acceptable to our board of directors or a committee of our board of directors. If the exercise price is paid in whole or in part in class A common stock, the exercise may result in the issuance of additional options, known as reload options, for the same number of shares of class A common stock surrendered upon the exercise of the underlying option. The reload option would be generally subject to the same provisions and restrictions stated in our stock option plan with respect to the underlying option except as varied by our board of directors or a committee of our board of directors. A reload option enables the optionee to ultimately own the same number of shares as the optionee would have owned if the optionee had exercised all options for cash.

              Options granted under our stock option plan will be exercisable after the period or periods specified in the option agreement. Options granted under our stock option plan are not exercisable after the expiration of five years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Our stock option plan also authorizes us to make loans to optionees to enable them to exercise their options.

Option exercises and holdings

              To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 1998.

Directors' compensation

              Our non-employee directors, Sergio Vivanco, Avram Fritch, and Carlos Cerda, receive $200 plus expenses for attendance at each meeting of our board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at the meetings. We intend to purchase directors and officers insurance as soon as practicable to the extent that it is available and cost effective to do so.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

              The following table provides certain information regarding our common stock beneficially owned as of the date of this report by:

              o each person who is known by us to own beneficially 5% or more of our common stock;
              o        by each of our executive officers and directors; and
              o by all of our executive officers and directors as a group.

               The conversion of our warrants are not taken into consideration in computing the ownership and voting percentages below.

                                            Number of Shares
Name and Address of                          of Common Stock                Ownership              Voting
  Beneficial Owner                          Beneficially Owned              Percentage           Percentage
  ----------------                          ------------------              ----------           ----------

Ricardo Vilensky                                   1,457,000(1)(2)            51.5%                 91.3%
Mauricio Aguirre                                       5,000                      *                     *
Juan Carlos Cerda                                        -0-                    -0-                   -0-
Avram Fritch                                           5,000                      *                     *
Sergio Vivanco                                         2,000                      *                     *
Inversiones e Inmobiliaria Kyoto                   1,399,900                  49.5%                 90.9%
All executive officers and
directors as a group (5 persons)                   1,469,400(1)(2)            51.9%                 91.3%

* Less than one percent.

(1)      Includes 1,400,000 shares of class B common stock.
(2) Includes 1,399,900 shares of class B common stock issued to Inversiones e Inmobiliaria Kyoto and 100 shares of class B common stock issued to Mr. Vilensky as founder's shares.

Item 12.      Certain Relationships and Related Transactions

              On August 4, 1998, Inversiones e Inmobiliaria Kyoto purchased 1,399,900 shares of class B common stock from us for $2,200,000, and we purchased Inversiones e Inmobiliaria Kyoto's 99.97% interest in Kentucky Foods Chile for $2,200,000 and Kentucky Foods Chile became our majority owned (99.97%) subsidiary. The remaining 15 shares of Kentucky Foods Chile stock are owned by Ricardo Vilensky, individually. Mr. Vilensky retained this minority interest because Chilean law requires that a Chilean corporation be owned by not less than two shareholders.

              Inversiones e Inmobiliaria Kyoto is a Chilean limited partnership whose partners are Inversiones Huillimapu S.A. (99%) and Ricardo Vilensky (1%), who is also its general manager. The shareholders of Inversiones Huillimapu S.A. are Ricardo Vilensky (90%) and Compania Administradora de Restaurantes Limitada (10%). The partners of Compania Administradora de Restaurantes Limitada are Inversiones e Inmobiliaria Kyoto (98%) and Mr. Vilensky (2%). The general manager of Compania Administradora de Restaurantes Limitada is Mr. Vilensky.

              Mr. Vilensky owns a 50% interest in Ann Arbor Foods S.A. which owns 21 Domino's Pizza restaurants in Chile. In 1998, Mr. Vilensky agreed with Tricon to resign as an officer and director in Ann Arbor and to divest himself of all interest in these franchises in the future.

              On April 30, 1997, Kentucky Foods Chile sold its office facility in Santiago, Chile to Inmobiliaria KilKil S.A., whose shareholders include Inversiones Huillimapu (99%) and Mr. Vilensky (1%). In consideration for the payment price of $577,574, Inmobiliaria KilKil issued to Kentucky Foods Chile a promissory note for the total amount due, and in turn, Kentucky Foods Chile transferred the note to its principal shareholder, Inversiones e Inmobiliaria Kyoto. Of the total amount due, $303,191 was paid in the form of dividends to Inversiones e Inmobiliaria Kyoto for 1996 and $274,383 has been used to satisfy a loan obligation due by Kentucky Foods Chile to Inversiones e Inmobiliaria Kyoto in connection with the remodeling of two of our restaurants. On May 1, 1997, Kentucky Foods Chile entered into a ten year lease agreement with Inmobiliaria KilKil, at a rate of $9,050 per month, plus common area maintenance and general expenses of $1,100 per month.

              We entered into a two year lease agreement in August 1998, with Andean Financial Corporation to use a portion of Andean Financial Corporation's facilities in Boca Raton, Florida, for our corporate U.S. offices. David Mayer, our former assistant secretary and director, is the sole shareholder, officer and director of Andean Financial Corporation. The annual lease amount was $10,000, payable semi-annually or as otherwise agreed upon between the parties. This lease agreement has been terminated.

              In August 1998, Kentucky Foods Chile entered into a ten year consulting agreement with David Mayer. In consideration for these services, Mr. Mayer receives an annual fee of approximately $35,000, or as otherwise agreed upon by the parties. This agreement was paid in full as of December 31, 1999.

              Sergio Vivanco, a member of our board of directors, serves as our Chilean legal counsel.

              Juan Carlos Cerda, a member of our board of directors, also serves as our tax advisor. He receives $10,000 per year for his services.

              We currently lease our U.S. offices at no expense from Atlas Pearlman, P.A. The firm of Atlas Pearlman serves as our legal counsel.

              We believe that all transactions with our officers, shareholders and each of our affiliated companies have been made on terms no less favorable to our company than those available from unaffiliated parties.

Item 13.           Exhibits, Lists and Reports on Form 8-K

Exhibit No.        Description of Exhibit
-----------        ----------------------

1.1                Underwriting Agreement*
2.1                Stock Purchase Agreement between Kyoto and Uniservice Corporation for the purchase of Class B common stock*
2.2                Stock Purchase Agreement between Uniservice Corporation and Inversiones e
                   Inmobiliaria Kyoto for the purchase of shares of Kentucky Foods Chile
                   S.A. Stock*
3.1(a)             Uniservice Corporation's Amended and Restated Articles of Incorporation*
3.1(b)             Articles of Amendment to Articles of Incorporation*
3.2                Uniservice Corporation's Bylaws*
4.3                Form of Class A Common Stock Certificate*
10.1               Stock Option Plan*
10.2               Master Franchise Agreement between Kentucky Foods Chile, S.A. and Tricon, Inc., as amended*
10.6               Employment Agreement between Uniservice Corporation and Ricardo Vilensky*
10.7               Employment Agreement between Uniservice Corporation and Mauricio Aguirre*
10.8               Lease Agreement between Kentucky Fried Chicken Chile and Inmobiliaria KilKil
                   S.A.*
21                 Subsidiaries of Registrant*
27                 Financial Data Schedule

*Previously filed

              We have not filed any reports on Form 8-K during the last period of the quarter covered by this report.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2000.

                                 UNISERVICE CORPORATION


                                 By: /s/ Ricardo Vilensky
                                     ---------------------------------------
                                     Ricardo Vilensky
                                     President and Chief Executive Officer

              In accordance with the requirements of the Securities Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

         Signatures                                     Title                                    Date
         ----------                                     -----                                    ----


/s/Ricardo Vilensky                                President and Chief                      April 14, 2000
----------------------------------------           Executive Officer and
Ricardo Vilensky                                   Director


/s/Mauricio Aguirre                                Chief Financial Officer,                 April 14, 2000
----------------------------------------           Vice President of Finance
Mauricio Aguirre                                   and Administration and
                                                   Director


/s/Sergio Vivanco                                  Director, Secretary                      April 14, 2000
----------------------------------------
Sergio Vivanco

/s/Avram Fritch                                    Director                                 April 14, 2000
----------------------------------------
Avram Fritch

/s/Juan Carlos Cerda                               Director                                 April 14, 2000
----------------------------------------
Juan Carlos Cerda

                             UNISERVICE CORPORATION

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



                      UNISERVICE CORPORATION AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS





                                                                                               Page

Independent Auditors' Report....................................................................F-2

Consolidated Balance Sheet......................................................................F-3

Consolidated Statements of Income...............................................................F-4

Consolidated Statements of Stockholders' Equity.................................................F-5

Consolidated Statements of Cash Flows...........................................................F-6

Notes to Consolidated Financial Statements......................................................F-8



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Uniservice Corporation and Subsidiary
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Uniservice Corporation and Subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniservice Corporation and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



SPEAR, SAFER, HARMON & CO.

Miami, Florida
February 18, 2000


                      UNISERVICE CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 1999


                                   A S S E T S
Current Assets:
   Cash and cash equivalents                                                                        $       522,497
   Accounts receivable, net                                                                                 235,259
   Due from related parties                                                                                 416,436
   Other receivables                                                                                        553,464
   Inventory                                                                                                581,935
   Income taxes receivable                                                                                  124,006
   Other current assets                                                                                     146,928
                                                                                                    ---------------

         Total Current Assets                                                                             2,580,525

Property and Equipment, net                                                                               9,098,890
Intangibles, net                                                                                            264,193
Long-term receivable                                                                                        332,000
Long-term prepaid contract                                                                                  265,409
Deposits                                                                                                    411,452
                                                                                                    ---------------

                                                                                                    $    12,952,469
                                                                                                    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                            $     1,545,223
   Lines-of-credit                                                                                          730,837
   Current maturities of long-term debt                                                                     131,437
   Current portion of capital lease obligations                                                             148,601
   Deferred revenue                                                                                         195,144
                                                                                                    ---------------
         Total Current Liabilities                                                                        2,751,242
                                                                                                    ---------------

Long-Term Liabilities:
   Long-term debt                                                                                           503,691
   Capital lease obligations, excluding current portion                                                     490,309
   Deferred revenue, excluding current portion                                                            1,170,865
                                                                                                    ---------------
         Total Long-Term Liabilities                                                                      2,164,865
                                                                                                    ---------------

Stockholders' Equity:
   Class A - common stock                                                                                       143
   Class B - common stock                                                                                       140
   Preferred stock                                                                                               -
   Additional paid-in capital                                                                             8,707,157
   Retained earnings                                                                                      1,371,750
   Cumulative translation adjustment                                                                     (2,042,828)
                                                                                                    ---------------
         Total Stockholders' Equity                                                                       8,036,362
                                                                                                    ---------------

                                                                                                    $    12,952,469
                                                                                                    ===============





The accompanying notes are an integral part of these consolidated financial statements.



                      UNISERVICE CORPORATION AND SUBSIDIARY

                        Consolidated Statements of Income

                     Years Ended December 31, 1999 and 1998




                                                                                    1999                      1998
                                                                              -----------------------------------------

Revenues                                                                      $    12,893,382          $     13,415,518
Cost of Operations                                                                  5,260,250                 4,988,852
                                                                              ---------------          ----------------

Gross Profit                                                                        7,633,132                 8,426,666
                                                                              ---------------          ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                    2,693,160                 3,089,405
   Occupancy                                                                        1,765,306                 1,677,986
   Other selling and administrative                                                 3,372,953                 2,936,985
                                                                              ---------------          ----------------

                                                                                    7,831,419                 7,704,376
                                                                              ---------------          ----------------

(Loss) Income from Operations                                                        (198,287)                  722,290

Other Income (Expenses):
   Other, net                                                                         723,519                   762,010
   Interest expense                                                                  (385,970)                 (344,988)
                                                                              ---------------          ----------------

                                                                                      337,549                   417,022
                                                                              ---------------          ----------------

Net Income                                                                    $       139,262          $      1,139,312
                                                                              ===============          ================


Net Income Per Common Share                                                   $          0.05          $           0.57
                                                                              ===============          ================


Weighted Average Common Shares Outstanding                                          2,830,000                 2,005,833
                                                                              ===============          ================




The accompanying notes are an integral part of these consolidated financial statements.



                      UNISERVICE CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1999 and 1998


                                                    Class A       Class B     Additional                 Cumulative        Total
                                                    Common         Common      Paid-In       Retained    Translation   Stockholders'
                                                     Stock         Stock       Capital       Earnings    Adjustment       Equity
                                                     -----         -----       -------       --------    ----------       ------

Balance at December 31, 1997                     $      --     $       140   $ 3,287,762   $    93,176   $  (205,519)   $ 3,175,559

Issuance of Class A common stock from
  public offering, net                                   140          --       5,325,648          --            --        5,325,788

Issuance of Class A common stock for
 bridge financing                                          3          --          67,497          --            --           67,500

Over allotment of warrants                              --            --          26,250          --            --           26,250

Net income                                              --            --            --       1,139,312          --        1,139,312

Translation adjustment                                  --            --            --            --        (854,946)      (854,946)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998                             143           140     8,707,157     1,232,488    (1,060,465)     8,879,463

Net income                                              --            --            --         139,262          --          139,262

Translation adjustment                                  --            --            --            --        (982,363)      (982,363)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999                     $       143   $       140   $ 8,707,157   $ 1,371,750   $(2,042,828)   $ 8,036,362
                                                 ===========   ===========   ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                      UNISERVICE CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 1999 and 1998




                                                                                    1999                      1998
                                                                              -----------------------------------------

Cash Flows from Operating Activities:
   Net income                                                                 $       139,262          $      1,139,312
   Adjustments to reconcile net income to net cash
     Depreciation and amortization                                                    240,944                   685,918
     Translation adjustment                                                          (982,363)                 (854,946)
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable, net                                                    (130,198)                  268,885
         Deferred revenue receivable                                                 (332,000)                       -
         Long-term prepaid contract                                                  (214,992)
         Other receivables                                                           (344,525)                 (323,616)
         Inventory                                                                   (151,574)                   85,202
         Income taxes receivable                                                       31,748                   (10,319)
         Other current assets                                                         (89,719)                 (121,924)
         Intangibles                                                                  (78,712)                    9,733
         Deposits                                                                      33,980                    27,828
       Increase (decrease) in:
         Accounts payable and accrued expenses                                        358,149                (1,121,334)
         Deferred revenue                                                           1,277,120                  (150,446)
                                                                              ---------------          ----------------

Net Cash Used in Operating Activities                                                (242,880)                 (416,124)
                                                                              ---------------          ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                             (855,465)               (1,636,245)
                                                                              ---------------          ----------------


The accompanying notes are an integral part of these consolidated financial statements.



                      UNISERVICE CORPORATION AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Continued)

                     Years Ended December 31, 1999 and 1998




                                                                                    1999                      1998
                                                                              -----------------------------------------

Cash Flows from Financing Activities:
   Repayments of note payable to banks                                        $            -           $        (70,206)
   Net proceeds (repayment) of lines-of-credit                                        636,515                    13,205
   Net payments to related parties                                                   (296,398)                 (421,261)
   Repayments on capital lease obligations                                           (885,888)                 (385,606)
   Net proceeds from public offering                                                       -                  6,483,750
   Payment of offering costs                                                          (86,694)                 (945,901)
   Proceeds from bridge loan                                                               -                    150,000
   Repayment of bridge loan                                                                -                   (150,000)
   Proceeds (repayment) of long-term debt                                             635,128                (1,650,982)
                                                                              ---------------          ----------------

Net Cash Provided by Financing Activities                                               2,663                 3,022,999
                                                                              ---------------          ----------------

(Decrease) Increase in Cash and Cash Equivalents                                   (1,095,682)                  970,630

Cash and Cash Equivalents - Beginning of Year                                       1,618,179                   647,549
                                                                              ---------------          ----------------

Cash and Cash Equivalents - End of Year                                       $       522,497          $      1,618,179
                                                                              ===============          ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                     $       388,764          $        529,503
   Cash paid during the year for income taxes                                          52,605                   115,370

Supplemental Disclosure of Non-Cash Financing Activities:
   Acquisition of property and equipment subject
    to capital lease                                                                       -                    855,474
   Capital leases reclassified to property, plant
    and equipment                                                                     816,524                   557,547

The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998





NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Consolidation and Basis of Presentation - The consolidated financial statements include Uniservice Corporation, a Florida corporation and its 99.97% owned subsidiary, Kentucky Foods Chile, S.A. ("KyF Chile") (collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 36 restaurants in the Santiago, Chile area pursuant to its international franchise agreement with Kentucky Fried Chicken International Holdings ("KFCIH").

              In August 1998, immediately after the closing of the initial public offering, two stock purchase agreements were transacted. This was done in order to comply with Chilean law and the requirements of the Chilean Central Bank for foreign investments. Uniservice 1) purchased Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in KyF Chile, S.A. for $2.2 million and
              2) sold 1,399,000 shares of Class B common stock to Kyoto for $2.2 million.

              The substance of this transaction was an exchange of shares between Uniservice and Kyoto, which was accounted for by the pooling of interests method. Accordingly, the consolidated financial statements for the periods presented were prepared assuming the acquisition and the sale of shares by the Company took place on January 1, 1997 and that the Company was incorporated on that date.

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency). The exchange rate used at December 31, 1999 was 527.70 pesos to U.S. $1.00. The weighted average exchange rate used in December 31, 1999 and 1998, respectively was 515.08 pesos to U.S. $1.00 and 465.25 pesos to U.S. $1.00.

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

              Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying amounts at December 31, 1999.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

              Accounts Receivable - In Chile, it is customary to offer various sorts of coupons and coupon books to other corporations who provide meal services to their employees, as well as, for bonuses to its customers. The company bills the various corporations, on a monthly basis, for coupons redeemed and recognizes income, accordingly. Approximately 6% and 8%, respectively, of revenues generated in 1999 and 1998 originated from these coupon books. Included in accounts receivable are amounts due from the various corporations in connection with coupon redemptions. Historically, the Company has had very few non-remittances on its billings. As a result, the Company has provided an allowance for doubtful accounts of approximately $14,000 as of December 31, 1999. Concentrations of credit risk with respect to accounts receivables are reduced due to the large amount of customers, and the strict local credit laws in Chile.

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

              Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on a straight-line method based on the estimated useful life of the asset ranging from three to twenty years.

              Income Taxes - The Company was not liable for U.S. and Chilean income taxes for the years ended December 31, 1999 and 1998. All earnings were generated by the Chilean subsidiary and no earnings were repatriated to the United States for these reporting periods. No deferred tax assets or liabilities and the related tax provisions with regard to the Chilean operation have been provided for since it is management's position that they represent permanent deferrals. If deferred taxes had been recorded, it would approximate a net deferred tax liability of $183,000 at December 31, 1999.

              Foreign Operations - As the Company operates exclusively in Chile, one must be aware of the potential for both economic and political changes in the business environment, different than that of the United States. The success of the Company depends on the success of the Chilean operations and a stable economic and political environment.

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,830,000 and 2,005,833, respectively, for the years ended December 31, 1999 and 1998, giving effect to common stock equivalents, none of which existed in the aforementioned periods.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

              Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. For the years ended December 31, 1999 and 1998, comprehensive income is equal to net income.

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

              Year 2000 Compliance - The Company is currently not aware of any Year 2000 problems in any of its systems or services. Through February 2000, the Company's operations were fully functioning and have not experienced any significant issues associated with the Year 2000 transition.

              The Company does not anticipate future significant business interruptions. The success to date of the Company's Year 2000 efforts cannot guarantee that a Year 2000 problem regarding its systems and those affecting third parties upon which the Company relies will not become apparent in the future.

              Recent Pronouncements - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises only the employers' disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of such plans. Since the Company does not have such plans, there is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 132.

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal periods beginning after June 15, 2000. The Company does not expect a material impact upon its financial reporting or presentation due to the adoption of SFAS No. 133.

              In October 1998, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

              In February 1999, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections" which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.


NOTE 2  -  OTHER RECEIVABLES

              Other receivables consist of the following at December 31, 1999:

              Due from ECUSA (see Note 11)                                        $       300,000
              Advances to vendors                                                         109,000
              Employee loans                                                               97,000
              Travel and other sundry advances                                             14,500
              Other                                                                        32,964
                                                                                  ---------------

                                                                                  $       553,464
                                                                                  ===============



NOTE 3  -  INCOME TAXES

              In Chile, the Company is subject to income taxes at a statutory rate of 15% of taxable income, as defined. For the years ended December 31, 1999 and 1998, the Company had no taxable income, due to various credits and incentives provided by the government of Chile. Therefore, no provision for income taxes were made. In addition, the Company made estimated income tax payments during those years and is due a refund.

              The following is a reconciliation of the statutory tax rates:

                                                                                Years Ended December 31,
                                                                           ---------------------------------

                                                                              1999                   1998
                                                                           ---------------------------------
              Statutory tax rate                                                   15%                    15%
              Credits and incentives from government                              (15)                   (15)
                                                                           ----------             ----------

              Effective tax rate                                                    0%                     0%
                                                                           ==========             ==========

                                       F-11

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 3  -  INCOME TAXES (CONTINUED)

              As mentioned above, while the Company has incurred no income taxes for the years ended December 31, 1999 and 1998, it has made monthly estimated tax payments which coupled with the aforementioned credits has yielded income tax recoverables. Following are the components of the income tax receivable balance at December 31, 1999:


              Balance at beginning of year                                        $       155,754
              Payments of estimated income taxes                                           52,605
              Refunds received                                                           (155,754)
              Other, net                                                                   86,485
                                                                                  ---------------

                                                                                  $       124,006
                                                                                  ===============


NOTE 4  -  OTHER CURRENT ASSETS

              Other current assets consist of the following at December 31, 1999:

              Prepaid expenses                                                   $        100,000
              Short term prepaid contract                                                  35,000
              Other                                                                        11,928
                                                                                 ----------------

                                                                                 $        146,298
                                                                                 ================


NOTE 5  -  PROPERTY AND EQUIPMENT, NET

              Property and equipment, net at December 31, 1999 consists of the following:

              Furniture and stores fixtures and installations                    $      8,029,000
              Office equipment and machinery                                            2,583,000
              Capital leases                                                              907,000
              Other                                                                       286,057
                                                                                 ----------------

                                                                                       11,805,057
              Less accumulated depreciation and amortization                           (2,706,167)
                                                                                 ----------------

                                                                                 $      9,098,890
                                                                                 ================


              Depreciation and amortization expense approximated $241,000 and $686,000 for the years ended December 31, 1999 and 1998, respectively.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998



NOTE 5  -  PROPERTY AND EQUIPMENT, NET (CONTINUED)

              Change in Accounting Estimate - During 1999, the Company changed its estimated useful life on the stores' furniture, fixtures, installations, equipment and machinery. The change increased 1999 net income by approximately $396,000 or $0.14 per share. The change was made to better reflect the estimated useful life of these assets used in the stores and to be consistent with similar prevalent restaurant industry in Chile.


NOTE 6  -  INTANGIBLES, NET

              Intangibles, net consist of the following at December 31, 1999:

              Offering costs (Note 17)                                            $        87,000
              Goodwill                                                                     92,000
              Franchisee fees, other rights,
                trademarks and patents                                                    124,614
                                                                                  ---------------

                                                                                          303,614

              Less accumulated amortization                                               (39,421)
                                                                                  ---------------

                                                                                  $       264,193
                                                                                  ===============


              Intangibles, except for offering costs, are being amortized using the straight-line method. Goodwill is being amortized over a period of 40 years and trademarks, licenses and other are being amortized over a period of 17 years. For the years ended December 31, 1999 and 1998, amortization expense amounted to approximately $5,000 and $31,000, respectively.


NOTE 7  -  DEPOSITS

              KyF Chile conducts its operations in leased facilities which require security deposits based on the square footage, location, and term of each lease (see Note 15). The balance of the security deposits at December 31, 1999 amounted to approximately $411,000.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 8  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

              Accounts payable and accrued expenses consist of the following at December 31, 1999:

              Vendors                                                             $     1,043,000
              Sales tax                                                                    54,000
              Salaries and other employee benefits                                        271,000
              Royalties                                                                   123,000
              Other                                                                        54,223
                                                                                  ---------------

                                                                                  $     1,545,223
                                                                                  ===============


NOTE 9  -  LINES-OF-CREDIT AND LONG-TERM DEBT

              LINES OF CREDIT

              The Company has lines-of-credit with several Chilean banks with monthly semiannual and annual maturity dates. The lines-of-credit bear interest at rates ranging from 11% to 23% per annum and are collateralized by a personal guarantee from a stockholder and certain assets of the Company. As of December 31, 1999, approximately $750,000 was available to the Company in Chilean Pesos and UF. The UF (Unidad de Fomento, Incremental Unit) is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). At December 31, 1999 one U.F. was equivalent to 15,066.96 Chilean pesos.

              Interest rates on all of these flexible rate loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks profit, and then an additional 1.0% - 1.7% reflecting the risk the banks' perceive exists on the individual loans. There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

              The weighted average interest rate was 9.0% and 8.03% for the years ended December 31, 1999 and 1998, respectively.

              LONG-TERM DEBT

              Long-term debt consisted of the following:

              Loan payable - bank; effective interest rate of 7% at December 31,
               1999 due in 96 equal monthly installments of approximately
               $11,000, matures July 2007, guaranteed by
               real estate in Chile owned by a related party                               $       635,128

              Less current maturities                                                             (131,437)
                                                                                           ---------------

                                                                                           $       503,691
                                                                                           ===============

                                       F-14

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 9  -  LINES-OF-CREDIT AND LONG-TERM DEBT (CONTINUED)

              Aggregate maturities of long-term debt for the years subsequent to December 31, 1999 are as follows:

                       2000                                                                $       131,000
                       2001                                                                        131,000
                       2002                                                                        131,000
                       2003                                                                        131,000
                       Thereafter                                                                  111,000
                                                                                           ---------------

                                                                                           $       635,000
                                                                                           ===============

              Interest expense approximated $389,000 and $345,000 in 1999 and 1998, respectively.


NOTE 10  - CAPITAL LEASE OBLIGATIONS

              KyF Chile leases various equipment under capital leases. The capital leases in effect as of December 31, 1999, are scheduled to expire between the years 2000 and 2007. At the expiration of the lease terms, KyF Chile may exercise options to purchase the equipment at a bargain purchase price. During 1999, the Company purchased approximately $886,000 of equipment under capital lease by paying off the balances of related capital leases. As of December 31, 1999, the gross amount of assets recorded under capital leases approximated $907,000. Amortization is computed by the straight-line method and has been included in depreciation. Accumulated amortization relating to those assets approximated $58,000 as of December 31, 1999.

              Future minimum lease payments under non-cancelable lease agreements with third parties are as follows:

              Year Ending
              December 31,

                   2000                                                           $       180,000
                   2001                                                                   179,000
                   2002                                                                    92,000
                   2003                                                                    84,000
                   2004                                                                    78,000
                   Thereafter                                                             350,760
                                                                                  ---------------

                                                                                          963,760
                   Less: Amount representing interest                                    (325,850)
                                                                                  ---------------
                                                                                          638,910

                   Less: Current portion                                                 (148,601)
                                                                                  ---------------

                   Long-term portion                                              $       490,309
                                                                                  ===============

                                       F-15

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 11 - DEFERRED REVENUE

              In August 1994, KyF Chile entered into an agreement with ECUSA (the Chilean bottling company representing PepsiCo) requiring the exclusive use of Pepsi products in the Company's restaurants for five years. In exchange for executing the exclusivity agreement, KyF Chile received approximately $780,000, net of taxes, which was record as deferred revenue and amortized as income over the five-year period. For the years ended December 31, 1999 and 1998, KyF Chile recognized approximately $83,000 and $136,000, respectively, of the deferred revenue.

              In September 1999, the Company entered into a new agreement with ECUSA, which contains similar terms as the previous agreement with respect to the use of Pepsi products in the Company's stores. In exchange for committing to continue its exclusive use of Pepsi products, the Company received net of tax approximately $800,000, at the signing of the contract and a payment of $300,000 on January 15, 2000. The Company will receive an additional payment of $200,000 on January 15, 2001, net of tax. In addition to the above, ECUSA has agreed to pay, on a monthly basis, other certain payments amounting to $132,000 over the life of the contract. The Company recorded $1,432,000 in deferred revenue for the cash and other certain future payments per the terms of the contract and plans to amortize this amount as income over the term of the contract, seven-years.

              In addition, the contract grants the Company significant purchase discounts on Pepsi products to the Company. ECUSA has also agreed to pay the Company, on a monthly basis, a marketing allowance based on the amount purchased and to provide the Company with certain equipment and signage and to fund miscellaneous promotional expenses. Since future purchases can only be estimated, discounts and the marketing allowances earned will be recorded as they are granted.

              The contract expires December 31, 2006. As of December 31, 1999 deferred revenue on the new agreement amounted to $1,366,009 and the Company recognized approximately $60,000 as other income.


NOTE 12 - STOCKHOLDERS' EQUITY

              The Company is currently authorized to issue 20,000,000 shares of Class A non-voting common stock, which has one vote per share, 2,000,000 shares of Class B voting common stock, which has ten votes per share, 8,000,000 shares of undesignated common stock and 5,000,000 shares of preferred stock all at $.0001 per share par value.

              Uniservice incorporated in November 1997 and issued 1,400,000 shares of Class B common stock at that time.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

              In 1998, the Company entered into a bridge loan in the amount of $150,000 with an investor, which was used for short-term operations. In consideration for the bridge loan, the investor received 30,000 shares of Class A common stock.

              In addition, as part of its initial public offering in 1998, the Company issued 1,400,000 shares of Class A common stock and 1,610,000 warrants to the public. This increased the outstanding shares of Class A common stock to 1,430,000 shares.

              As of December 31, 1999, the Company had 1,430,000 shares of Class A common stock and 1,400,000 shares of Class B common stock issued and outstanding. The Company currently has a total of 2,830,000 shares outstanding, without giving effect to the exercise of the warrants.


NOTE 13 - OTHER INCOME

              Other, net consist of the following at December 31:

                                                                       1999                   1998
                                                                  -------------------------------------
              Exclusivity income                                  $      143,000         $      136,000
              Incentive fee                                              540,000                591,000
              Other                                                       40,519                 35,010
                                                                  --------------         --------------

                                                                  $      723,519         $      762,010
                                                                  ==============         ==============



NOTE 14 - RELATED PARTY TRANSACTIONS

              In April 1997, KyF Chile sold its new office facility to a party with principal shareholders in common with the Company. In consideration for the approximate price of $568,000, KyF Chile issued a promissory note for the total amount due, which was later transferred to Kyoto as part of various loans due to Kyoto from KyF Chile. In May 1997, KyF Chile entered into a ten-year lease agreement for the facility at a monthly rate of $9,050 plus common area maintenance and general expenses of $1,100 per month.

              In addition, the Company received advances for $679,095 from Kyoto bearing interest rates of 7.8% and 9% per annum. A portion of the proceeds from the closing of the initial public offering was used to repay Kyoto during 1998.

              In August 1998, the Company entered into a two-year lease agreement with a company owned by a shareholder and director of the Company for rental space of its Florida office. Rent charged for the office amounted to annual payments of $10,000. Simultaneously, the Company entered into a ten-year agreement with the related company for $35,000 annually to provide certain services to the Company including acting as the U.S. liaison for the Company.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 15 - COMMITMENTS AND CONTINGENCIES

              OPERATING LEASE COMMITMENTS

              KyF Chile conducts its operations in facilities, which are leased under terms ranging from six to 20 years expiring between the years 2006 and 2020. Most leases provide for one or more options to renew for at least one additional term. In addition to a minimum monthly base rent, some of the leases provide for additional rents, which are calculated on a percentage of gross sales over a base sales amount. Total rent expense for the years ended December 31, 1999 and 1998 was approximately $1,765,000 and $1,678,000, respectively.

              Approximate future minimum obligations over the primary terms of KyF Chile's long-term leases as of December 31, 1999 are as follows:


              Year Ending
              December 31,

                   2000                                                           $     1,523,000
                   2001                                                                 1,343,000
                   2002                                                                 1,092,000
                   2003                                                                   974,000
                   2004                                                                   993,000
                   Thereafter                                                           4,902,000
                                                                                  ---------------

                   Total Minimum Lease Payments Required                          $    10,827,000
                                                                                  ===============


              FRANCHISE AGREEMENT

              KyF Chile entered into a franchise agreement with KFCIH to use the trademark, service mark and trade name Kentucky Fried Chicken.

              Under the franchise agreement, Ricardo Vilensky, the Company's CEO, President, and Chairman, is to retain voting control of KyF Chile and a minimum of 30% ownership of the Company at all times. Mr. Vilensky is permitted under the agreement to sell up to the lesser of (a) 10% of the outstanding capital stock of the Company or (b) such amount so that Mr. Vilensky's ownership interest will not fall below 30% of the outstanding capital stock. In order for Mr. Vilensky holdings to fall below a 30% interest in the Company, the Company must obtain KFCIH approval. Currently, Mr. Vilensky directly and indirectly owns approximately 51.5% of the Company.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

              The initial franchise term for each restaurant is ten years. All eligible restaurants are currently operating under the initial term of the franchise agreement which expires between December 31, 2003 and December 31, 2017, depending on when a particular restaurant was opened.

              The initial franchise terms are renewable for additional ten year periods, provided that, among other things, (i) the renewal is permitted by local law; (ii) the Company has corrected any default under the agreement and has not been in material default within the 24 months preceding the renewal request; (iii) the Company complies with annual performance criteria; (iv) the Company requests renewal within 12 to 18 months prior to the expiration of the initial term; (v) the Company agrees to make capital improvements to conform with KFCIH's then current standards and completes the improvements, as agreed; (vi) the Company agrees to relocate any restaurants KFCIH determines cannot be renovated to meet the then current standards; (vii) the Company executes a new franchise agreement if the current form has been modified; (viii) the Company is current in all obligations, monetary or otherwise, to KFCIH; and (ix) the Company pay a renewal fee as agreed upon with KFCIH.

              Pursuant to current KFCIH policies and procedures, KFCIH's approval is required for the development of any new KyF Chile restaurants by the Company and KFCIH's consent to such renewals, acquisitions or development may be withheld in KFCIH's sole discretion.

              The agreement requires a monthly franchise fee of 5% of revenues, as defined, subject to a monthly minimum, which may be set and updated by KFCIH from time to time. The agreement also requires the Company to contribute annually for advertising and promotions not less than 5% of its annual revenues, as defined. Franchise fees totaled approximately $652,000 and $671,000 for the years ended December 31, 1999 and 1998, respectively. Approximately $123,000 of the 1999 franchise fees are payable to KFCIH as of December 31, 1999.

              The Company and KFCIH are negotiating a new franchise agreement, under which, the Company will construct, develop, open and operate additional new KyF Chile restaurants. The new franchise agreement should be consistent with the original franchise agreement, permitting the Company to use, among other things, KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress. The Company is also permitted to sell and promote KFC(R) approved products.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998


NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              The Company may be in default of the KFC(R) franchise agreement. Of the 36 restaurants currently in operation, 28 are operating under the franchise agreement, 5 are operating under a temporary license agreement, and 3 of the restaurants are operating without any agreement. KFCIH has prohibited the Company from opening any additional restaurants until a new franchise and development agreement covering the 8 restaurants operating outside the KFC(R) franchise agreement is put in place.

              The Company was served with notice by KFCIH that the opening and operation of the three restaurants without approval may represent a breach of the KFC(R) franchise agreement. In response to KFCIH's notice, the Company paid the initial franchise fees required by KFCIH for the three restaurants subsequent to December 31, 1999.

              Employment Agreements - In 1998, the Company entered into three-year employment agreements with the Company's President and the Company's Chief Financial Officer. Pursuant to the terms and conditions of the employment agreements, the President shall receive an initial annual base salary of $80,000 and the Chief Financial Officer shall receive an initial annual base salary of $60,000. In addition to the base salaries, they are entitled to receive various incentives and other compensation amounting to $190,000 and $50,000 for the President and Chief Financial Officer, respectively. For 1999 and 1998, the President relinquished his rights to all compensation that was due him. This contract is being re-negotiated in 2000.

              Stock Option Plan - In January 1998, the Board of Directors of the Company and a majority of the Company's shareholders adopted a Stock Option Plan (the "Plan"). The Company has reserved an aggregate of 200,000 shares of Class A common stock for issuance under this Plan. No options have been issued under the Plan.

              Off Balance Sheet - KyF Chile has guaranteed certain obligations for affiliated entities. As of December 31, 1999, these obligations amounted to approximately $150,000.


NOTE 16 - OTHER MATTERS

              The Company completed its initial public offering in August 1998; selling 1,400,000 shares of common stock and 1,610,000 warrants and received approximately $6,483,750 after deducting underwriting discounts. A portion of the proceeds from the public offering was used to reduce long-term debt of approximately $1,651,000; payment of back royalties of approximately $874,000 and repayment of loans to related parties of approximately $680,000. Since the completion of the public offering, the Company has opened 9 new KFC restaurants and is projecting to open another 2 KFC(R) restaurants during 2000. From the proceeds of its public offering, the Company has used approximately $441,000 for construction costs and equipment related to the opening of new restaurants.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 1999 and 1998



NOTE 17 - SUBSEQUENT EVENTS

              Subsequent to year end, the Company is planning to file a secondary public offering, where Series A, 8% convertible preferred stock and Class A common stock purchase warrants will be sold to the public. In connection with this offering, the Company has incurred approximately $87,000 in offering costs as of December 31, 1999, which have been capitalized and included in intangibles in the accompanying balance sheet.