Form 10QSB
period 2000-03-31
UNISERVICE CORP/FL
filed 2000-05-16
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _____________________.

Commission file number:   0-24681


                      UNISERVICE CORPORATION AND SUBSIDIARY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       FLORIDA                                               65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

1900 Glades Road, Suite 351, Boca Raton, Florida                33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (954)  763-1200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                    No
     ---------                  --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2000, there were 1,430,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 2000 (UNAUDITED) AND
                                DECEMBER 31, 1999

                      UNISERVICE CORPORATION AND SUBSIDIARY


                                      INDEX
                                                                                          PAGE
                                                                                          ----


Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information


                      UNISERVICE CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                              A S S E T S                                     March 31, 2000          December 31, 1999
                                                                              --------------          -----------------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                                $    487,711                 $    522,497
   Accounts receivable, net                                                      330,308                      235,259
   Due from related parties                                                      419,225                      416,436
   Other receivables                                                             258,219                      553,464
   Inventory                                                                     581,911                      581,935
   Income taxes receivable                                                       129,960                      124,006
   Other current assets                                                          193,971                      146,928
                                                                            ------------                 ------------

         Total Current Assets                                                  2,401,305                    2,580,525

Property and Equipment, net                                                    9,674,069                    9,098,890
Intangibles                                                                      218,672                      264,193
Long-term receivable - deferred revenue                                          199,507                      332,000
Long-term prepaid contract                                                       256,658                      265,409
Deposits                                                                         444,240                      411,452
                                                                            ------------                 ------------

                                                                            $ 13,194,451                 $ 12,952,469
                                                                            ============                 ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $  1,542,076                 $  1,545,223
   Lines-of-credit                                                               671,757                      730,837
   Current maturities of long-term debt                                          131,437                      131,437
   Current portion of capital lease obligations                                  190,421                      148,601
   Current portion of deferred revenue                                           195,144                      195,144
                                                                            ------------                 ------------

         Total Current Liabilities                                             2,730,835                    2,751,242
                                                                            ------------                 ------------

Long-Term Liabilities:
   Long-term debt                                                                509,829                      503,691
   Capital lease obligations, excluding current portion                          578,679                      490,309
   Deferred revenue, excluding current portion                                 1,192,912                    1,170,865
                                                                            ------------                 ------------
                                                                               2,281,420                    2,164,865
                                                                            ------------                 ------------

Stockholders' Equity:
   Class A common stock                                                              143                          143
   Class B common stock                                                              140                          140
   Preferred stock                                                                    -                            -
   Additional paid-in capital                                                  8,707,157                    8,707,157
   Retained earnings                                                           1,368,450                    1,371,750
   Cumulative translation adjustment                                          (1,893,694)                  (2,042,828)
                                                                            ------------                 ------------

         Total Stockholders' Equity                                            8,182,196                    8,036,362
                                                                            ------------                 ------------

                                                                            $ 13,194,451                 $ 12,952,469
                                                                            ============                 ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations




                                                                                                    Three Months Ended
                                                                                         ----------------------------------------
                                                                                                        March 31,

                                                                                                2000                 1999
                                                                                         ----------------------------------------
                                                                                             (Unaudited)          (Unaudited)

Revenues                                                                                   $    2,935,849       $    3,200,148
Cost of Operations                                                                              1,088,342            1,253,930
                                                                                           --------------       --------------

Gross Profit                                                                                    1,847,507            1,946,218
                                                                                           --------------       --------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                                  753,337              747,362
   Occupancy                                                                                      475,495              542,337
   Other selling and administrative                                                               680,383              704,501
                                                                                           --------------       --------------

                                                                                                1,909,215            1,994,200
                                                                                           --------------       --------------

Loss from Operations                                                                              (61,708)             (47,982)
                                                                                           --------------       --------------

Other Income (Expenses):
  Other, net                                                                                      101,933              110,762
  Interest expense                                                                                (43,525)             (20,924)
                                                                                           --------------       --------------

                                                                                                   58,408               89,838
                                                                                           --------------       --------------

Net (Loss) Income                                                                          $       (3,300)      $       41,856
                                                                                           ==============       ==============


Net (Loss) Income Per Common Share                                                         $       (0.001)      $         0.02
                                                                                           ==============       ==============


Weighted Average Common Shares
  Outstanding                                                                                   2,830,000            2,363,333
                                                                                           ==============       ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity




                                                   Class A       Class B     Additional                   Cumulative   Total
                                                    Common       Common      Paid-in       Retained       Translation  Stockholders'
                                                    Stock        Stock       Capital       Earnings       Adjustment    Equity
                                                    -----        -----       -------       --------       ----------    ------
Balance at December 31, 1999                    $       143   $       140   $ 8,707,157   $ 1,371,750    $(2,042,828)   $ 8,036,362

Net loss (Unaudited)                                     --            --            --        (3,300)            --         (3,300)

Translation adjustment (Unaudited)                       --            --            --            --        149,134        149,134
                                                -----------   -----------   -----------   -----------    -----------    -----------


Balance at March 31, 2000 (Unaudited)           $       143   $       140   $ 8,707,157   $ 1,368,450    $(1,893,694)   $ 8,182,196
                                                ===========   ===========   ===========   ===========    ===========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows




                                                                                           Three Months Ended
                                                                                ----------------------------------------------------
                                                                                                 March 31,
                                                                                ----------------------------------------------------
                                                                                     2000                     1999
                                                                                ----------------------------------------------------
                                                                                  (Unaudited)              (Unaudited)
Cash Flows from Operating Activities:
   Net (loss) income                                                              $  (3,300)               $  41,856
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                  122,716                   56,567
     Translation adjustment                                                         149,134                 (544,719)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                   (95,049)                  12,828
         Other receivables                                                          260,241                   15,656
         Inventory                                                                       24                  (28,278)
         Income taxes receivable                                                     (5,954)                 (46,630)
         Other current assets                                                        12,039                  132,766
         Deferred revenue receivable                                                132,493                       --
         Long-term prepaid contract                                                   8,751                 (276,249)
         Intangibles                                                                 45,521                   (8,845)
         Deposits                                                                   (32,789)                   8,295
       Increase (decrease) in:
         Accounts payable and accrued expenses                                       (3,147)                 422,467
         Deferred revenue                                                            22,047                  (34,577)
                                                                                  ---------                ---------

Net Cash Provided by (Used in) Operating Activities                                 612,727                 (248,863)
                                                                                  ---------                ---------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                           (721,972)                (290,199)
                                                                                  ---------                ---------



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY


                                                                                                    Three Months Ended
                                                                                ----------------------------------------------------
                                                                                                         March 31,
                                                                                ----------------------------------------------------
                                                                                                 2000                       1999
                                                                                ----------------------------------------------------
                                                                                              (Unaudited)                (Unaudited)
Cash Flows from Financing Activities:
   Net (repayment) proceeds of lines-of-credit                                                $   (59,080)              $    91,894
   Net advances to related parties                                                                 (2,789)                   46,322
   Proceeds (payments) on capital lease obligations                                               130,190                  (187,147)
   Proceeds from long-term debt                                                                     6,138                        --
                                                                                              -----------               -----------

Net Cash Provided by (Used in) Financing Activities                                                74,459                   (48,931)
                                                                                              -----------               -----------

Decrease in Cash and Cash Equivalents                                                             (34,786)                 (587,993)

Cash and Cash Equivalents - Beginning of Period                                                   522,497                 1,618,179
                                                                                              -----------               -----------

Cash and Cash Equivalents - End of Period                                                     $   487,711               $ 1,030,186
                                                                                              ===========               ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                                   $    43,525               $    20,924


  The accompanying notes are an integral part of these consolidated financial statements.


                      UNISERVICE CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to March 31, 2000 and 1999




NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Uniservice Corporation, (the "Company"), is a Florida corporation incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF Chile") (collectively, the "Company"). KyF Chile is in the fast food service business and presently operates 36 restaurants of which the majority are in the Santiago, Chile area pursuant to its international franchise agreement with Tricon Global Restaurants, Inc. ("Tricon").

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

              During 1999, the Company increased its estimate of the useful lives of certain restaurant equipment and leasehold improvements to better reflect the remaining estimated useful lives of these assets. This change has the effect of increasing income from operations for 1999 by approximately $396,000 ($0.14 per share).

              Functional Currency - The financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into US dollars (the reporting currency).

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,830,000 for the periods ended March 31, 2000 and 1999, respectively. All warrants issued have exercise prices greater than the existing market value of the company stock and therefore are deemed anti-dilutive and are not components of earnings per share.

                      UNISERVICE CORPORATION AND SUBSIDIARY

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 37% of total revenues, as well as payroll and rent which represent 26% and 13% of total revenues, respectively, as of March 31, 2000.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Results of Operations

Gross revenues decreased from $3,200,148 for the three months ended March 31, 1999 to $2,935,849 for the three months ended March 31, 2000, a decrease of $264,299 or approximately 8%. A decline in sales for the three months ended March 31, 2000 in U.S. dollars was prompted by the increased competition in the fast-food market as well as the devaluation of the Chilean peso against the dollar which was $483.83 Chilean Pesos (the functional currency) to U.S. $1.00 at March 31, 1999 and $501.41 pesos to U.S. $1.00 at March 31, 2000.

Cost of operations for the three months ended March 31, 2000 decreased $165,588 from $1,253,930 for the three months ended March 31, 1999 to $1,088,342, a decrease of approximately 13%. The decline in cost of operations is principally attributable to the devaluation of the Chilean peso against the dollar and the decrease in sales.

Gross profit percentages increased by 2% for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. This increase from 61% to 63% was attributable to the Company's negotiations with vendors to reduce costs.

Payroll and employee benefits increased to $753,337 for the three months ended March 31, 2000 from $747,362 for the three months ended March 31, 2000, an increase of $5,975 or 1%.

Occupancy expense decreased from $542,337 for the three months ended March 31, 1999 to $475,495 for the three months ended March 31, 2000, a decrease of $66,842 or 12%, due to the Company renegotiating some of the stores' leases subject to a percentage of sales by obtaining more favorable leasing terms.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Continued)
---------------------------------

Selling and administrative expenses for the three months ended March 31, 2000 were $680,383 compared to $704,501, for the three months ended March 31, 1999, a decrease of $24,118 or approximately 3%. This decrease is attributable to the Company's efforts to reduce costs.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (Pepsico franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $110,762 for the three months ended March 31, 1999 to $101,933 for the three months ended March 31, 2000, a change of $8,829 or 8%. The decrease was primarily due to a decline in the incentive fees paid to the Company by vendors. For the three months ended March 31, 2000, approximately $50,000 relates to the amortization of deferred revenue and $52,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies which increased by $22,601 to $43,525 in March 31, 2000 from $20,924 in March 31, 1999 or 108%. The increase is due primarily to the average outstanding balance of debt during the related periods.

For the three months ended March 31, 2000, the Company had a net loss of $3,300 compared to net income of $41,856 for the three months ended March 31, 1999. The reasons for this decrease was the increasing competition in the fast-food market in Chile.

During the first quarter, interest rates have increased from 9 - 11% at December 31, 1999 to 11 - 12% at March 31, 2000, resulting in the stabilization of the peso. Management anticipates that the stabilization of the Chilean peso should have a positive effect on consumer spending and that gross revenues and net profits should increase.

At March 31, 2000, accounts receivable increased by $95,049 to $330,308 from $235,259 at December 31, 1999, due to an increase in sales of coupon books to employees.

Other receivables decreased to $258,219 at March 31, 2000 from $553,464 at December 31, 1999, a decrease of $295,245, due to the collection of its second installment due as the result of the Company's exclusivity agreement with ECUSA (the Chilean bottling company representing Pepsico).

                      UNISERVICE CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations (Continued)
---------------------------------

Other current assets increased to $193,971 at March 31, 2000 from $146,928 at December 31, 1999, an increase of $47,043, due to an increase in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 2000 or 1999, as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for the Company.

Liquidity and Capital Resources
-------------------------------

In September 1999, the Company entered into a seven-year agreement with ECUSA (a supplier) requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended March 31, 2000, the Company recognized approximately $52,000 of the deferred revenue.

The Company utilizes bank lines-of-credit for periodic operational expenses. At March 31, 2000, the Company had approximately $672,000 outstanding on its $800,000 line-of-credit facility.

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

                      UNISERVICE CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



OTHER MATTERS

On January 27, 2000, the Company received notice from Tricon Restaurants International that the opening and operating of restaurants without approval from Tricon may be a breach and default of the Company's franchise agreement. The Company has attempted to cure contractual non-compliance, by paying unpaid initial fees for restaurants and obtaining Tricon's approval for the sale of certain food products. On May 11, 2000, the Company was notified that, while it had cured some of the claims that existed on January 27, 2000, contractual non-compliance defaults remained uncured and new breaches were alleged. These include the operation of restaurants without the execution of franchise agreements for each restaurant, unpaid fees and the unauthorized use of trademarks and other proprietary information in relation to the restaurants operating without a franchise agreement. Tricon has advised the Company that if they do not receive properly executed franchise agreements, together with full payment of all past due royalties (approximately $76,000) by June 1, 2000, Tricon will deliver a formal notice of default. Failure to remedy these defaults within the applicable time period would place all of the Company's business and outlets at risk of termination. Management is working on resolving all issues with Tricon.

                      UNISERVICE CORPORATION AND SUBSIDIARY






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


                           UNISERVICE CORPORATION AND SUBSIDIARY




                          By: /s/ Ricardo Vilensky
                             --------------------------------------------------
                              Ricardo Vilensky, President
                              and Chief Executive Officer




                          By: /s/ Mauricio Aguirre
                             ---------------------------------------------------
                              Mauricio Aguirre, Chief Financial Officer
                              (authorized Officer and Chief Accounting Officer)



DATED:        May 15, 2000

                     UNISERVICE CORPORATION AND SUBSIDIARY




ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B
         27.1  Financial Data Schedule

(b)      Reports on Form 8-K
         None