Form 10QSB
period 2000-06-30
UNISERVICE CORP/FL
filed 2000-08-18
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to _______________________.

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

Carmencita 25, Suite 102, Las Condes, Santiago, Chile
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (954)  766-7879


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        [X]                   No         [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2000, there were 1,435,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000 (UNAUDITED) AND
                                DECEMBER 31, 1999

                      UNISERVICE CORPORATION AND SUBSIDIARY


                                      INDEX






Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                      UNISERVICE CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                              A S S E T S                                     June 30, 2000           December 31, 1999
                                                                              -------------           -----------------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                                $         378,950          $        522,497
   Accounts receivable, net                                                           146,335                   235,259
   Due from related parties                                                           347,607                   416,436
   Other receivables                                                                  348,679                   553,464
   Inventory                                                                          487,486                   581,935
   Income taxes receivable                                                             54,398                   124,006
   Other current assets                                                               172,300                   146,928
                                                                            -----------------          ----------------

         Total Current Assets                                                       1,935,755                 2,580,525

Property and Equipment, net                                                         9,019,647                 9,098,890
Intangibles                                                                           204,246                   264,193
Long-term receivable - deferred revenue                                               132,000                   332,000
Long-term prepaid contract                                                            247,907                   265,409
Deposits                                                                              413,700                   411,452
                                                                            -----------------          ----------------

                                                                            $      11,953,255          $     12,952,469
                                                                            =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $       1,428,047          $      1,545,223
   Lines-of-credit                                                                    654,394                   730,837
   Current maturities of long-term debt                                               131,437                   131,437
   Current portion of capital lease obligations                                       177,270                   148,601
   Current portion of deferred revenue                                                195,144                   195,144
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  2,586,292                 2,751,242
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Long-term debt                                                                     565,024                   503,691
   Capital lease obligations, excluding current portion                               412,039                   490,309
   Deferred revenue, excluding current portion                                      1,069,865                 1,170,865
                                                                            -----------------          ----------------
                                                                                    2,046,928                 2,164,865
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                   143                       143
   Class B common stock                                                                   140                       140
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                       8,707,157                 8,707,157
   Retained earnings                                                                1,036,406                 1,371,750
   Cumulative translation adjustment                                               (2,423,811)               (2,042,828)
                                                                            -----------------          ----------------

         Total Stockholders' Equity                                                 7,320,035                 8,036,362
                                                                            -----------------          ----------------

                                                                            $      11,953,255          $     12,952,469
                                                                            =================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                                                         Six Months Ended
                                                                           -------------------------------------------
                                                                                             June 30,
                                                                           -------------------------------------------
                                                                                 2000                       1999
                                                                           ----------------           ----------------
                                                                              (Unaudited)                (Unaudited)
Revenues                                                                   $      5,936,361           $      6,430,369
Cost of Operations                                                                2,255,590                  2,665,425
                                                                           ----------------           ----------------

Gross Profit                                                                      3,680,771                  3,764,944
                                                                           ----------------           ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                  1,480,406                  1,289,385
   Occupancy                                                                        952,674                    996,406
   Other selling and administrative                                               1,657,545                  1,516,222
                                                                           ----------------           ----------------

                                                                                  4,090,625                  3,802,013
                                                                           ----------------           ----------------

Loss from Operations                                                               (409,854)                   (37,069)
                                                                           ----------------           ----------------

Other Income (Expenses):
  Other, net                                                                        207,772                    219,640
  Interest expense                                                                 (133,262)                  (120,926)
                                                                           ----------------           ----------------

                                                                                     74,510                     98,714
                                                                           ----------------           ----------------

Net (Loss) Income                                                          $       (335,344)          $         61,645
                                                                           ================           ================


Net (Loss) Income Per Common Share                                         $          (0.12)          $           0.02
                                                                           ================           ================


Weighted Average Common Shares Outstanding                                        2,831,250                  2,713,333
                                                                           ================           ================

The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity




                                        Class A       Class B      Additional                        Cumulative           Total
                                        Common        Common         Paid-in         Retained        Translation      Stockholders'
                                         Stock         Stock         Capital         Earnings        Adjustment          Equity
                                      -----------   -----------   -------------   --------------   ---------------   --------------
Balance at December 31, 1999          $       143   $       140   $   8,707,157   $    1,371,750   $    (2,042,828)  $    8,036,362

Net loss (Unaudited)                            -             -               -         (335,344)                -         (335,344)

Translation adjustment (Unaudited)              -             -               -                -          (380,983)        (380,983)
                                      -----------   -----------   -------------   --------------   ---------------   --------------


Balance at June 30, 2000 (Unaudited)  $       143   $       140   $   8,707,157   $    1,036,406   $    (2,423,811)  $    7,320,035
                                      ===========   ===========   =============   ==============   ===============   ==============




The accompanying notes are an integral part of these consolidated financial statements.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                           Six Months Ended
                                                                             --------------------------------------------
                                                                                               June 30,
                                                                             --------------------------------------------
                                                                                   2000                       1999
                                                                             ----------------            ----------------
                                                                                (Unaudited)                 (Unaudited)
Cash Flows from Operating Activities:
   Net (loss) income                                                         $       (335,344)           $         61,645
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                    183,640                     310,855
     Translation adjustment                                                          (380,983)                   (368,628)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                      88,924                      16,676
         Other receivables                                                            404,785                     (72,151)
         Inventory                                                                     94,449                    (166,229)
         Income taxes receivable                                                       69,608                     (58,101)
         Other current assets                                                         (25,372)                    103,562
         Intangibles                                                                   59,947                      14,210
         Deposits                                                                      (2,249)                     31,883
         Prepaid expense                                                               17,502                    (421,222)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                       (117,176)                    462,112
         Deferred revenue                                                            (101,000)                    (68,748)
                                                                             ----------------            ----------------

Net Cash Provided by (Used in) Operating Activities                                   (43,269)                   (154,136)
                                                                             ----------------            ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                             (104,396)                   (713,817)
                                                                             ----------------            ----------------








                      UNISERVICE CORPORATION AND SUBSIDIARY

                Consolidated Statements of Cash Flows (Continued)



                                                                                           Six Months Ended
                                                                             --------------------------------------------
                                                                                               June 30,
                                                                             --------------------------------------------
                                                                                   2000                       1999
                                                                             ----------------           -----------------
                                                                                (Unaudited)                (Unaudited)
Cash Flows from Financing Activities:
   Net (repayments) proceeds of lines-of-credit                              $        (76,443)          $         333,226
   Net proceeds (repayments) to related party                                          68,829                    (134,112)
   Payments on capital lease obligations                                              (49,601)                   (446,476)
   Proceeds from long-term debt                                                        61,333                          -
                                                                             ----------------           ----------------

Net Cash Used in Financing Activities                                                   4,118                    (247,362)
                                                                             ----------------           -----------------

Decrease in Cash and Cash Equivalents                                                (143,547)                 (1,115,315)

Cash and Cash Equivalents - Beginning of Period                                       522,497                   1,618,179
                                                                             ----------------           -----------------

Cash and Cash Equivalents - End of Period                                    $        378,950           $         502,864
                                                                             ================           =================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $        133,262           $         120,926

                      UNISERVICE CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
               (Unaudited) With Respect to June 30, 2000 and 1999



NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - Uniservice Corporation, (the "Company"), a Florida corporation, was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. On June 30, 2000, the Company's operating subsidiary was divided into three separate entities, of which the Company owns a 99.97% interest in each. Kentucky Foods Chile Ltda. contains the Company's fast food service operations, which includes purchases and sales. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all Company assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains the Company's administration division, which includes employee and personnel contracts. Collectively, these subsidiaries are referred to as "KyF Chile". KyF Chile is in the fast food service business and presently operates 35 restaurants of which the majority are located in Santiago, Chile. These restaurants are operated pursuant to franchise agreements with Tricon Global Restaurants, Inc. ("Tricon"). The Company and its three operating subsidiaries may be collectively referred to as "the Company".

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

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,831,250 for the period ended June 30, 2000 and 2,713,333 for the period ended June 30, 1999. All warrants issued have exercise prices greater than the existing market value of the company stock and therefore are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 37% of total revenues, as well as payroll and rent which represent 24% and 16% of total revenues, respectively, as of June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Results of Operations
---------------------

Gross revenues decreased from $6,430,369 for the six months ended June 30, 1999 to $5,936,361 for the six months ended June 30, 2000, a decrease of $494,008 or approximately 8%. A decline in sales for the six months ended June 30, 2000 in U.S. dollars was prompted by competition in the fast-food market, the devaluation of the Chilean peso against the dollar which was $538.61 Chilean Pesos (the functional currency) to U.S. $1.00 at June 30, 2000 and $518.90 pesos to U.S. $1.00 at June 30, 1999 and the inflation the country has recently experienced.

Cost of operations for the six months ended June 30, 2000 decreased $409,835 from $2,665,425 for the six months ended June 30, 1999 to $2,255,590, a decrease of approximately 15%. The decline in cost of operations is principally attributable to the devaluation of the Chilean peso against the dollar and the decrease in sales, as well as a decrease in the cost of certain supplies.

Gross profit percentages increased by 3% for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. This increase from 59% to 62% was attributable to the Company's negotiations with vendors to reduce costs.

Payroll and employee benefits increased to $1,480,406 for the six months ended June 30, 2000 from $1,289,385 for the six months ended June 30, 1999, an increase of $191,021 or 15%. The increase is primarily due to cost of living increases in Chile and the inflation the country has recently experienced.

                      UNISERVICE CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Results of Operations (Continued)
---------------------------------

Occupancy expense decreased from $996,406 for the six months ended June 30, 1999 to $952,674 for the six months ended June 30, 2000, a decrease of $43,732 or 4%, due to the Company renegotiating some of the stores' leases subject to a percentage of sales by obtaining more favorable leasing terms.

Selling and administrative expenses for the six months ended June 30, 2000 were $1,657,545 compared to $1,516,222, for the six months ended June 30, 1999, an increase of $141,323 or approximately 9%. This increase is attributable to the increase in inflation the country has experienced in the last year when compared to 1999.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (Pepsico franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $219,640 for the six months ended June 30, 1999 to $207,772 for the six months ended June 30, 2000, a change of $11,868 or 6%. The decrease was primarily due to a decline in the incentive fees paid to the Company by vendors. For the six months ended June 30, 2000, approximately $93,000 relates to the amortization of deferred revenue and $115,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies which increased by $12,336 to $133,262 in June 30, 2000 from $120,926 in June 30, 1999 or 10%. The increase is due primarily to the average outstanding balance of debt during the related periods.

For the six months ended June 30, 2000, the Company had a net loss of $335,344 compared to net income of $61,645 for the six months ended June 30, 1999. The reasons for this decrease was the competition in the fast-food market in Chile and the higher inflation the country has recently experienced.

Liquidity and Capital Resources
-------------------------------

At June 30, 2000, accounts receivable decreased by $88,924 to $146,335 from $235,259 at December 31, 1999, due to the decrease in sales and improved collection efforts.

Other receivables decreased to $348,679 at June 30, 2000 from $553,464 at June 30, 1999, a decrease of $204,785, due to the collection of its second installment due as the result of the Company's exclusivity agreement with ECUSA (the Chilean bottling company representing Pepsico).

                      UNISERVICE CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources (Continued)
-------------------------------------------

Other current assets increased to $172,300 at June 30, 2000 from $146,928 at December 31, 1999, an increase of $25,372, due to an increase in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 2000 or 1999, as a result of various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for the Company.

In September 1999, the Company entered into a seven-year agreement with ECUSA (a supplier) requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended June 30, 2000, the Company recognized approximately $93,000 of the deferred revenue.

The Company utilizes bank lines-of-credit for periodic operational expenses. At June 30, 2000, the Company had approximately $654,000 outstanding on its $800,000 line-of-credit facility.

Seasonality
-----------

The Company generates the highest amount of sales during July and December. The slowest month for sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable and this is due to the cash rebates received based on purchases from suppliers.

Inflation
---------

While inflation increased over the past four months, over the past five years, Chile has not experienced any significant increase in inflation. The Chilean economic system is based on an indexed inflation system and therefore, no material inflation is anticipated in the immediate future.

                      UNISERVICE CORPORATION AND SUBSIDIARY

Part II: Other Information


ITEM 1:  Legal Proceedings
                  None


ITEM 2:  Changes in Securities and Use of Proceeds
                  None


ITEM 3:  Defaults upon Senior Securities
                  None


ITEM 4:  Submission of Matters to a vote of Securities Holders
                  None


ITEM 5:  Other Information



On January 27, 2000, the Company received notice from Tricon Restaurants International that the opening and operation of certain restaurants without prior approval from Tricon may constitute a default under the Company's franchise agreement. The Company has sought to cure contractual non-compliance by paying unpaid initial fees for restaurants and obtaining Tricon's approval for the sale of certain food products. On May 21, 2000, the Company was notified that, while it had cured some of the claims that existed on January 27, 2000, contractual non-compliance continued and new breaches were alleged. These include the operation of restaurants without the execution of franchise agreements for each restaurant, unpaid fees and the unauthorized use of trademarks and other proprietary information in relation to the restaurants operating without a franchise agreement. The Company has executed new franchise agreements for each restaurant that was operating without a franchise agreement. As of the date of this report, the Company believes that it is in full compliance with Tricon's requirements.

After June 30, 2000, the Company commenced an internal restructuring of its operations, which includes a reduction in personnel, reduction in executive salaries and benefits and the possible relocation of executive offices to a less expensive location.

                      UNISERVICE CORPORATION AND SUBSIDIARY






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


                           UNISERVICE CORPORATION AND SUBSIDIARY




                           By: /s/Ricardo Vilensky
                               ---------------------------
                               Ricardo Vilensky, President
                               and Chief Executive Officer




                           By: /s/Mauricio Aguirre
                               -------------------------------------------------
                               Mauricio Aguirre, Chief Financial Officer
                               (authorized Officer and Chief Accounting Officer)



DATED:        August 18, 2000