Form 10QSB
period 2000-09-30
UNISERVICE CORP/FL
filed 2000-11-20
CIK 1059024

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________________ to ______________.

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

Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2000, there were 1,435,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

                             UNISERVICE CORPORATION

                           Consolidated Balance Sheets

                                 ASSETS                                     September 30, 2000        December 31, 1999
                                                                            ------------------        -----------------
                                                                               (Unaudited)
Current Assets:
   Cash and cash equivalents                                                $         202,994          $        522,497
   Accounts receivable, net                                                           265,588                   235,259
   Due from related parties                                                            18,234                   416,436
   Other receivables                                                                  452,310                   553,464
   Inventory                                                                          484,794                   581,935
   Income taxes receivable                                                             62,672                   124,006
   Other current assets                                                               202,228                   146,928
                                                                            -----------------          ----------------

         Total Current Assets                                                       1,688,820                 2,580,525

Property and Equipment, net                                                         9,142,547                 9,098,890
Intangibles                                                                           215,936                   264,193
Long-term receivable - deferred revenue                                               132,000                   332,000
Long-term prepaid contract                                                            239,155                   265,409
Deposits                                                                              468,860                   411,452
                                                                            -----------------          ----------------

                                                                            $      11,887,318          $     12,952,469
                                                                            =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $       1,511,324          $      1,545,223
   Lines-of-credit                                                                    479,090                   730,837
   Current maturities of long-term debt                                               131,437                   131,437
   Current portion of capital lease obligations                                       187,273                   148,601
   Current portion of deferred revenue                                                195,144                   195,144
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  2,504,268                 2,751,242
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Long-term debt                                                                     497,505                   503,691
   Capital lease obligations, excluding current portion                               524,711                   490,309
   Deferred revenue, excluding current portion                                      1,213,851                 1,170,865
                                                                            -----------------          ----------------
                                                                                    2,236,067                 2,164,865
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                   143                       143
   Class B common stock                                                                   140                       140
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                       8,707,157                 8,707,157
   Retained earnings                                                                  934,949                 1,371,750
   Cumulative translation adjustment                                               (2,495,406)               (2,042,828)
                                                                            -----------------          ----------------

         Total Stockholders' Equity                                                 7,146,983                 8,036,362
                                                                            -----------------          ----------------

                                                                            $      11,887,318          $     12,952,469
                                                                            =================          ================


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Operations

                                                                                       Three Months Ended
                                                                           -------------------------------------------
                                                                                          September 30,
                                                                           -------------------------------------------
                                                                                 2000                       1999
                                                                           ----------------           ----------------
                                                                             (Unaudited)                (Unaudited)
Revenues                                                                   $      2,828,695           $      3,302,305
Cost of Operations                                                                1,110,376                  1,283,150
                                                                           ----------------           ----------------

Gross Profit                                                                      1,718,319                  2,019,155
                                                                           ----------------           ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                    634,749                    698,175
   Occupancy                                                                        437,431                    453,993
   Other selling and administrative                                                 787,642                    825,114
                                                                           ----------------           ----------------

                                                                                  1,859,822                  1,977,282
                                                                           ----------------           ----------------

(Loss) Income from Operations                                                      (141,503)                    41,873
                                                                           ----------------           ----------------

Other Income (Expenses):
  Other, net                                                                         87,299                     67,552
  Interest expense                                                                  (47,253)                   (67,572)
                                                                           ----------------           ----------------

                                                                                     40,046                        (20)
                                                                           ----------------           ----------------

Net (Loss) Income                                                          $       (101,457)          $         41,853
                                                                           ================           ================


Net (Loss) Income Per Common Share                                         $           (.04)          $            .01
                                                                           ================           ================


Weighted Average Common Shares Outstanding                                        2,831,250                  2,830,000
                                                                           ================           ================


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Operations

                                                                                        Nine Months Ended
                                                                           -------------------------------------------
                                                                                          September 30,
                                                                           -------------------------------------------
                                                                                 2000                       1999
                                                                           ----------------           ----------------
                                                                              (Unaudited)                (Unaudited)
Revenues                                                                   $      8,765,056           $      9,732,674
Cost of Operations                                                                3,365,966                  3,948,575
                                                                           ----------------           ----------------

Gross Profit                                                                      5,399,090                  5,784,099
                                                                           ----------------           ----------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                  2,115,155                  1,987,560
   Occupancy                                                                      1,390,105                  1,450,399
   Other selling and administrative                                               2,445,187                  2,341,335
                                                                           ----------------           ----------------

                                                                                  5,950,447                  5,779,295
                                                                           ----------------           ----------------

(Loss) Income from Operations                                                      (551,357)                     4,804
                                                                           ----------------           ----------------

Other Income (Expenses):
  Other, net                                                                        295,101                    287,192
  Interest expense                                                                 (180,545)                  (188,498)
                                                                           ----------------           ----------------

                                                                                    114,556                     98,694
                                                                           ----------------           ----------------

Net (Loss) Income                                                          $       (436,801)          $        103,498
                                                                           ================           ================


Net (Loss) Income Per Common Share                                         $           (.15)          $            .04
                                                                           ================           ================


Weighted Average Common Shares Outstanding                                        2,831,250                  2,830,000
                                                                           ================           ================


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                 Consolidated Statements of Stockholders' Equity

                                               Class A      Class B      Additional                  Cumulative        Total
                                               Common       Common         Paid-in      Retained     Translation   Stockholders'
                                                Stock        Stock         Capital      Earnings     Adjustment       Equity
                                            -----------   -----------   -----------   -----------    -----------   -------------
Balance at December 31, 1999                $       143   $       140   $ 8,707,157   $ 1,371,750    $(2,042,828)   $ 8,036,362

Net loss (Unaudited)                                 --            --            --      (436,801)            --       (436,801)

Translation adjustment (Unaudited)                   --            --            --            --       (452,578)      (452,578)
                                            -----------   -----------   -----------   -----------    -----------    -----------


Balance at September 30, 2000 (Unaudited)   $       143   $       140   $ 8,707,157   $   934,949    $(2,495,406)   $ 7,146,983
                                            ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                             --------------------------------------------
                                                                                            September 30,
                                                                             --------------------------------------------
                                                                                   2000                       1999
                                                                             ----------------            ----------------
                                                                                (Unaudited)                (Unaudited)
Cash Flows from Operating Activities:
   Net (loss) income                                                         $       (436,801)           $        103,498
   Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                                    299,221                     312,011
     Translation adjustment                                                          (452,578)                 (1,150,618)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                     (30,329)                    (99,365)
         Other receivables                                                             66,150                     (61,715)
         Inventory                                                                     97,141                    (140,061)
         Income taxes receivable                                                       61,334                      66,240
         Other current assets                                                         (20,296)                    121,594
         Intangibles                                                                   48,257                     (51,427)
         Deposits                                                                     (57,409)                     41,375
         Prepaid expense                                                               26,253                    (372,029)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                        (33,899)                    261,139
         Deferred revenue                                                             242,986                     691,030
                                                                             ----------------            ----------------

Net Cash Used in Operating Activities                                                (189,970)                   (278,328)
                                                                             ----------------            ----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                             (158,352)                   (296,530)
                                                                             ----------------            ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                                                                                          Nine Months Ended
                                                                         ----------------------------------------------------
                                                                                            September 30,
                                                                         ----------------------------------------------------
                                                                                   2000                       1999
                                                                             ----------------           ----------------
                                                                                (Unaudited)                (Unaudited)
Cash Flows from Financing Activities:
   Net (repayments) proceeds of lines-of-credit                              $       (251,747)          $        320,192
   Net proceeds (repayments) to related party                                         398,203                   (223,432)
   Payments on capital lease obligations                                             (111,451)                  (847,540)
   Repayments of long-term debt                                                        (6,186)                        --
                                                                             ----------------           ----------------

Net Cash Provided by (Used in) Financing Activities                                    28,819                   (750,780)
                                                                             ----------------           -----------------

Decrease in Cash and Cash Equivalents                                                (319,503)                (1,325,638)

Cash and Cash Equivalents - Beginning of Period                                       522,497                  1,618,179
                                                                             ----------------           -----------------

Cash and Cash Equivalents - End of Period                                    $        202,994           $        292,541
                                                                             ================           =================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $        180,545           $        188,498

Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:

   Acquisition of equipment under capital leases                                       73,074                         --


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 2000 and 1999


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

         EARNINGS PER COMMON SHARE - Earnings per common share are based on the weighted average number of shares outstanding of 2,831,250 for the period ended September 30, 2000 and 2,830,000 for the period ended September 30, 1999. All warrants issued have exercise prices greater than the existing market value of the company stock and therefore are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 37% of total revenues, as well as payroll and rent which represent 24% and 16% of total revenues, respectively, as of September 30, 2000.

Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Acts of 1933, as amended, the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1955. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Also, the Company operates in an economy that has experienced periods of high inflation which can have a negative effect on the Company's results of operations.

The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Gross revenues decreased from $9,732,674 for the nine months ended September 30, 1999 to $8,765,056 for the nine months ended September 30, 2000, a decrease of $967,618 or approximately 10%. A decline in sales for the nine months ended September 30, 2000 in U.S. dollars was prompted by competition in the fast-food market, the devaluation of the Chilean peso against the dollar which was $563.07 Chilean Pesos (the functional currency) to U.S. $1.00 at September 30, 2000 and $531.64 pesos to U.S. $1.00 at September 30, 1999 and the inflation the country has experienced in this fiscal year.

                             UNISERVICE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Cost of operations for the nine months ended September 30, 2000 decreased $582,609 from $3,948,575 for the nine months ended September 30, 1999 to $3,365,966, a decrease of approximately 15%. The decline in cost of operations is principally attributable to the devaluation of the Chilean peso against the dollar and the decrease in sales, as well as a decrease in the cost of restaurant supplies.

Gross profit percentages increased by 2% for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. This increase from approximately 60% to 62% was attributable to the Company's negotiations with vendors to reduce costs.

Payroll and employee benefits increased to $2,115,155 for the nine months ended September 30, 2000 from $1,987,560 for the nine months ended September 30, 1999, an increase of $127,595 or approximately 6%. The increase is primarily due to cost of living increases in Chile and the inflation the country has recently experienced.

Occupancy expense decreased from $1,450,399 for the nine months ended September 30, 1999 to $1,390,105 for the nine months ended September 30, 2000, a decrease of $60,294 or approximately 4%, due to the Company renegotiating some of the stores' leases subject to a percentage of sales by obtaining more favorable leasing terms.

Selling and administrative expenses for the nine months ended September 30, 2000 were $2,445,187 compared to $2,341,336, for the nine months ended September 30, 1999, an increase of $103,852 or approximately 4%. This increase is attributable to the increase in inflation the country has experienced in the last year when compared to 1999.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (Pepsico franchise and bottling company in Chile) exclusivity agreement. The increase in this category was from $287,192 for the nine months ended September 30, 1999 to $295,101 for the nine months ended September 30, 2000, a change of $7,909 or approximately 3%. The increase was primarily due to advertising credits paid to the Company by vendors. For the nine months ended September 30, 2000, approximately $152,000 relates to the amortization of deferred revenue and $143,000 relates to refunds and credits from vendors.

                             UNISERVICE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

The second category relates to interest expense paid to banks and leasing companies which decreased by $7,953 to $180,545 in September 30, 2000 from $188,498 in September 30, 1999 or approximately 4%. The decrease is due primarily to the decrease in the average outstanding balance of debt during the related periods.

For the nine months ended September 30, 2000, the Company had a net loss of $436,801 compared to net income of $103,498 for the nine months ended September 30, 1999. The reasons for the loss was the decrease in revenues due to competition in the fast-food market in Chile, the increase of certain administrative expenses as previously discussed, the devaluation of the Chilean peso against the dollar and the higher inflation the country has recently experienced.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Gross revenues decreased from $3,302,305 for the three months ended September 30, 1999 to $2,828,695 for the three months ended September 30, 2000, a decrease of $473,610 or approximately 14%. A decline in sales for the three months ended September 30, 2000 in U.S. dollars was prompted by competition in the fast-food market, the devaluation of the Chilean peso against the dollar which was $563.07 Chilean Pesos (the functional currency) to U.S. $1.00 at September 30, 2000 and $531.64 pesos to U.S. $1.00 at September 30, 1999 and the inflation the country has experienced in this fiscal year.

Cost of operations for the three months ended September 30, 2000 decreased $172,774 from $1,283,150 for the three months ended September 30, 1999 to $1,110,376, a decrease of approximately 13%. The decline in cost of operations is principally attributable to the devaluation of the Chilean peso against the dollar and the decrease in sales, as well as a decrease in the cost of certain supplies.

Gross profit percentages remained unchanged for the three months ended September 30, 2000 when compared to the three months ended September 30, 1999.

Payroll and employee benefits decreased to $634,749 for the three months ended September 30, 2000 from $698,175 for the three months ended September 30, 1999, a decrease of $63,426 or approximately 6%. The decrease is primarily due to the commencement after June 30, 2000 of an internal restructuring of the Company, which includes a reduction in personnel, reduction in executive salaries and benefits and other administrative expenses.

                             UNISERVICE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Occupancy expense decreased from $453,993 for the three months ended September 30, 1999 to $437,431 for the three months ended September 30, 2000, a decrease of $16,562 or approximately 4%, due to the Company renegotiating some of the stores' leases subject to a percentage of sales by obtaining more favorable leasing terms.

Selling and administrative expenses for the three months ended September 30, 2000 were $787,642 compared to $825,114, for the three months ended September 30, 1999, a decrease of $37,472 or approximately 5%.

Other income (expenses) consisted of two major categories: other revenues and interest expense and their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (Pepsico franchise and bottling company in Chile) exclusivity agreement. The increase in this category was from $67,552 for the three months ended September 30, 1999 to $87,299 for the three months ended September 30, 2000, a change of $19,747 or approximately 29%. The increase was primarily due to advertising credits paid to the Company by vendors. For the three months ended September 30, 2000, approximately $51,000 relates to the amortization of deferred revenue and $36,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies which decreased by $20,319 to $47,253 in September 30, 2000 from $67,572 in September 30, 1999 or approximately 30%. The decrease is due primarily to the decrease in the average outstanding balance of debt during the related periods.

For the three months ended September 30, 2000, the Company had a net loss of $101,457 compared to net income of $41,853 for the three months ended September 30, 1999. The reasons for this was the decrease in revenues due to competition in the fast-food market in Chile, the increase of certain administrative expenses as previously discussed, the devaluation of the Chilean peso against the dollar and the higher inflation the country has experienced in this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, accounts receivable increased by $30,329 to $265,588 from $235,259 at December 31, 1999. This increase in accounts receivable was due to a decrease in collections from certain customers.

Other receivables decreased to $452,310 at September 30, 2000 from $553,464 at December 31, 1999, a decrease of $101,154, due to the collection of the second installment required by the Company's exclusivity agreement with ECUSA (the Chilean bottling company representing Pepsico).

                             UNISERVICE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Other current assets increased to $202,228 at September 30, 2000 from $146,928 at December 31, 1999, an increase of $55,300, due to an increase in sales taxes receivable and other prepaid expenses.

The Company did not incur Chilean income taxes in 2000 or 1999, as a result of the loss in 2000 and various Chilean government incentives designed to promote expansion and continued development of business in the country. Tax credits for building acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for the Company.

In September 1999, the Company entered into a seven-year agreement with ECUSA (a supplier) requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended September 30, 2000, the Company recognized approximately $152,000 of the deferred revenue.

The Company utilizes bank lines-of-credit for periodic operational expenses. At September 30, 2000, the Company had approximately $479,000 outstanding on its $800,000 line-of-credit facility.

SEASONALITY

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

         None


ITEM 3:  Defaults upon Senior Securities

         None

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None


ITEM 5:  Other Information

On September 8, 2000, the Company entered into several share exchange and stock purchase agreements with Rebrisa, S.A. and several of its shareholders to acquire 52% controlling interest in Rebrisa (the "Acquisition").

Rebrisa is a Chilean holding company. Its ownership interests include 100% of Inmobiliaria Renta Opera, S.A. and 33% of Fertilizantes de Centroamerica, S.A. Through Fertilizantes and Renta Opera, Rebrisa engages in the production and sale of fertilizers in Costa Rica and construction and management of mixed use real estate projects in Chile. In connection with its real estate projects, Rebrisa also intends to enter into the logistics, Internet, global positioning satellite and provision and fulfillment business. Rebrisa's executive offices are located at Apoquindo 3000, Suite 1401, Santiago, Chile.

The principal shareholders of Rebrisa -- Kau Kau S.A. and Carmel S.A. -- are affiliates of the Company. Ricardo Vilensky, the CEO and majority shareholder of the Company, is the principal shareholder of Kau Kau. Avram Fritch, a director and president of the Company, is the principal shareholder of Carmel.

The Acquisition is subject to the completion of the Company's public offering of units ("Units") containing a share of preferred stock and a common stock purchase warrant. The Company has filed a registration statement with the Securities and Exchange Commission. It is anticipated that funding for the purchase of Rebrisa's common stock will be from the proposed secondary offering of the Company's Units.

                             UNISERVICE CORPORATION


ITEM 6:  Exhibits and Reports on Form 8-K

              (a)   Exhibits required by Item 601 of Regulation S-B

              2.1 Share Exchange Agreement with Kau Kau and Carmel dated September 8, 2000.*

              2.2 Agreement among Ricardo Vilensky, Avram Fritch and Mauricio Aguirre, Executive Officers of Uniservice dated September 8, 2000.*

              2.3 Agreement between Ricardo Vilensky and Avram Fritch, Principal Shareholders of Uniservice dated September 11, 2000.*

                    *Incorporated by reference to Report on Form 8-K filed on September 21, 2000.

              27.1  Financial Data Schedule

              (b)   Reports on Form 8-K

                    The Company filed a Form 8-K Current Report on September 21, 2000 which announced that on September 8, 2000 the Company entered into several share exchange and stock purchase agreements with Rebrisa, S.A. and several of its shareholders to acquire a majority and controlling interest in Rebrisa. Certain principal shareholders of Rebrisa are affiliates of the Company.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                            UNISERVICE CORPORATION




                            By: /s/ Ricardo Vilensky
                                ----------------------------------------
                                Ricardo Vilensky, Chief Executive Officer



                            By: /s/ Maurico AlGUIRRE
                               -----------------------------------------
                               Mauricio Aguirre, Chief Financial Officer
                               (authorized Officer and Chief Accounting Officer)

DATED: November 17, 2000