Form 10KSB
period 2000-12-31
UNISERVICE CORP/FL
filed 2001-04-17
CIK 1059024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-24681


                             UNISERVICE CORPORATION
                 (Name of Small Business Issuer in its Charter)


          Florida                                             65-0816177
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


       350 East Las Olas Blvd., Suite 1700, Fort Lauderdale, Florida 33301
               (Address of Principal Executive Offices) (Zip Code)


                                  (954)766-7879
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:


          Title of Each Class Name of Each Exchange on Which Registered
                                      None

                  Securities registered under Section 12(g) of
                               the Exchange Act:


    Class A Common Stock, $.0001 par value and Class A Common Stock Warrants
    ------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $11,977,712

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,926,400 as of April 12, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000: 1,450,000 Shares of Class A Common Stock and 1,400,000 Shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes            No    X
    ------        -------

                                Table of Contents


PART I

Item 1.   Description of Business                                             2
Item 2.   Description of Property                                            10
Item 3.   Legal Proceedings                                                  10
Item 4    Submission of Matters to a Vote of Security Holders                11

PART II

Item 5.   Market for Common Equity and
          Related Stockholder Matters                                        12
Item 6.   Management Discussion and Analysis                                 13
Item 7.   Financial Statements                                       F-1 - F-21
Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                             17

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a)
          of the Exchange Act                                                18
Item 10.  Executive Compensation                                             21
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                              25
Item 12.  Certain Relationships and Related Transactions                     26
Item 13.  Exhibits, Lists and Reports on Form 8-K

PART I

Item 1.  Description of Business

History

         We were organized as a Florida corporation on November 21, 1997 under the name Uniservice Corp. and subsequently changed our name to Uniservice Corporation. On August 4, 1998 we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of 1,400,000 shares of our class A common stock and 1,610,000 warrants to purchase shares of our class A common stock. On June 30, 2000, our operating subsidiary was divided into three separate entities, of which we own a 99.97% interest in each. The remaining interests are held by Ricardo Vilensky. The three subsidiaries are:

  o Kentucky Foods Chile Ltda. which contains our fast food service operations and includes purchases and sales.
  o Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda.contains all our assets, including machinery, equipment and restaurant leases.
  o Administradora de Servicios de Personal Millantue Ltda. which maintains our administration division, which includes employee and personnel contracts.

Collectively, these subsidiaries are referred to as Kentucky Foods Chile. The management structures of these companies are the same as initially established in Kentucky Foods Chile S.A. This change in structure was made to take advantage of certain Chilean tax benefits and comply with new Chilean labor reform.

         We are the holding company for Kentucky Foods Chile. Through our 99% interest in Kentucky Foods Chile, we are the only KFC franchisee in Chile and the largest KFC franchisee in Central and South America. We currently own and operate 31 KFC Restaurants throughout Chile.

         As reported on our current report on Form 8-K, filed on September 8, 2000, we have entered into agreements with Rebrisa S.A., a public Chilean holding company and certain of its shareholders, to acquire a majority interest in the company. Rebrisa's ownership interests include:

 o  Inmobiliaria y Renta Rebrisa S.A., a Chilean corporation;
 o  Fertilizantes   de   Centroamerica   (Costa   Rica)  S.A.,  a   Costa  Rican
    corporation.;
 o Rebrisa y CAT Logistica S.A., a Chilean corporation (a development stage corporation);
 o Rebrisa Seguridad y Telecomuniciones S.A., a Chilean corporation (a development stage corporation);
 o  Camserver.com S.A., a Chilean corporation (a development stage corporation);
 o  approximately $8,000,000 in cash and cash equivalents.

         To facilitate this acquisition, we have filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register an offering of units containing shares of preferred stock and common stock purchase warrants. If completed, proceeds from this offering will be approximately $7,200,000 before expenses. The majority of these proceeds will be used to finance this acquisition.

Our background and operations

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

         All executive management, financing, marketing and operations support functions are conducted centrally at our Santiago, Chile headquarters. At our headquarters we maintain a state-of-the-art centralized computer system that is linked with the cash register at each of our restaurants. Through this computer system, we have access to up-to-the-minute information including, among other things, revenues, inventory control, and the ability to monitor the progress of various promotions.

Our KFC restaurants

         Our KFC restaurants offer basically the same menu, meal options and distinctive KFC design as the KFC restaurants found throughout the United States. Our KFC restaurants are of distinctive design and are generally located in high-traffic areas including shopping malls, food courts, shopping centers, and downtown areas. Our KFC restaurants consist of several building types with various layouts and seating capacities. We currently have 31 restaurants, most of which are open seven days a week, typically from 10:00 a.m. to midnight. Currently, we do not accept credit cards, although we may elect to do so in the future. Some of our restaurants offer drive-through service. Home delivery is available at no-charge from 17 of our restaurants.

         All of our KFC restaurants offer a full line of KFC products, including chicken pieces, chicken sandwiches, a variety of side items including cole slaw, mashed potatoes, salads and corn, and dessert. In addition to a full-line of soft drinks, 21 of our current restaurants are licensed to sell beer (the drinking age in Chile is 18).

Overview of the restaurant industry

         The fast food service  industry  consists of quick service  restaurants
(QSRs), full service restaurants, other commercial restaurants, including cafeterias and non-commercial restaurants such as those in schools and hospitals. The QSR segment of the fast food service industry is a multi-billion dollar industry throughout the world.

         Listed below is the approximate number of restaurants for each of the major fast food franchises located in Chile as of December 31, 2000.

 Name                  Number of Restaurants            Major Types of Products
 ----                  ---------------------            ------------------------

 Lomiton(R)                        96                   Pork sandwiches
 Doggis(R)                         72                   Hot dogs
 McDonald's(R)                     68                   Hamburgers
 KFC(R)                            31                   Chicken
 Burger King(R)                    25                   Hamburgers
 Pizza Hut(R)                      30                   Pizza
 Domino's(R)                       25                   Pizza
 Embers(R)                         17                   Roast beef sandwiches
 Submarine(TM)                     12                   Subs/hoagies
 Mr. Chips(R)                      11                   Roast beef sandwiches
 Taco Bell(R)                      11                   Tacos and burritos
 Mei Lin Ta(R)                     10                   Chinese food
 Burger Inn(TM)                    10                   Hamburgers
 Natural Juice(TM)                 7                   Salads and natural juices

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

Franchise agreement with Tricon

         Of our 31 restaurants currently in operation, 26 are operating under our original franchise agreement executed in 1994. Our remaining restaurants and any future restaurants operate under Tricon's standard international franchise agreement which was executed in June 2000. The new standard franchise agreement is consistent with the original franchise agreement, permitting us to use, among other things, KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress. We are also permitted to sell and promote only KFC approved products.

         Under our franchise agreement at all times, Mr. Vilensky must retain voting control of Kentucky Foods Chile and our company. As result, we have created two classes of common stock-class A common stock and class B common stock which are identical except that holders of class B common stock are entitled to ten votes for each one share held.

         Another condition of our franchise agreement requires us to have a designated operator, who is the person that oversees the management of our day-to-day operations which are headed by Mauricio Aguirre, president of Kentucky Foods Chile. Currently, the designated operator is Mr. Vilensky. In the event Mr. Vilensky is unwilling to serve as the designated operator or becomes disabled or deceased, management or Mr. Vilensky's heirs will propose a new designated operator, who will be subject to approval by Tricon. Although not required, Tricon has indicated that it would prefer the designated operator to also control our company. In the event that Tricon determines that the proposed designated operator is not capable of performing the necessary duties and obligations, Mr. Vilensky or his heirs are required to use their best efforts to sell their interest in our company within six months. In the event that no sale is completed within the six month period, Tricon has the option to purchase Mr. Vilensky's interest, or the interest of Mr. Vilensky's heirs, for a market value determined by three appraisers.

         The initial franchise term for each of our restaurants operating under our franchise agreements is ten years. Expiration dates range between December 31, 2003 and December 31, 2009, depending on when the particular restaurant was opened. The initial franchise term is renewable, at our option, for additional ten year periods, provided that:

  o       the renewal is permitted by local law;
  o we have corrected any default under the franchise agreement and has not been in material default within the 24 months preceding the renewal request;
  o       we comply with annual performance criteria;
  o we request renewal within 12 to 18 months prior to the expiration of the initial term;
  o we agree to make capital improvements to conform with Tricon's then current standards and completes the improvements, as agreed;
  o we agree to relocate any restaurants Tricon determines cannot be renovated to meet the then current standards; o we execute a new franchise agreement if the current form has been modified; o we are current in all obligations, monetary or otherwise, to Tricon; and o we pay a renewal fee ranging from $3,000 to $17,500, depending on the size and type of restaurant, per restaurant.

         The monthly royalty fees for each of our KFC restaurants operating under our original franchise agreement is 5% of net revenues. The monthly royalty fees for each of our KFC restaurants operating under standard international license agreement is 5% of net revenues. Royalty fees will increase to 6% on January 1, 2005 for our restaurants operating under the standard international agreement. We also designate an advertising contribution of 5% of our revenues. Standard initial fees for the opening of a restaurant range from $17,500 to $35,000, depending on the size and type of restaurant we open.

         Under our franchise agreement, Tricon's approval is required for our operation of any new KFC restaurants or other fast food restaurant that compete directly with Tricon. Tricon's consent to such renewals, acquisitions or development may be withheld in Tricon's sole discretion.

         We intend to continue with our acquisition strategy and the operation of our current restaurants regardless of the status of our relationship with Tricon. If we lose our right to the KFC concept we will operate our current restaurants without the KFC concept and methods. However, if our KFC franchise agreement is terminated, we are prohibited from competing with KFC for 12 months. While our franchise agreement contains this non-compete clause, non-compete agreements are generally considered illegal in Chile. However, depending on the circumstances, compensatory relief rather than injunctive relief may be granted.

Marketing, advertising and promotion

         Each year, we typically introduce different types of promotions, either in conjunction with Tricon or independently, including:

        o         value-type combination meals;
        o         new products;
        o         kids meals; and
        o         coupons.

         A portion of our marketing and advertising plan is designated to participating in certain of Tricon's internationally licensed promotions and marketing fund. We also advertise on cable television and radio.

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

Competition

         The overall food service industry and the QSR segment are intensely competitive with respect to food quality, price, service, convenience, restaurant location and concept. We compete within the Chilean market with international and regional chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel and suitable real estate sites. Typically, international chains such as McDonald's(R) and Burger King(R) compete with one another and do not serve a variety of chicken products, while our actual competitors are fast food restaurants that offer similar menus which include chicken. During 2000 there was an increase of approximately 4% in the number of QSRs.

Government regulation

         We are subject to various Chilean national, provincial, and municipal laws affecting our business. Each of our restaurants must comply with various licensing requirements and regulations of governmental authorities, including health, sanitation, safety and fire agencies in the region and municipality in which the restaurant is located. To date, we have obtained all necessary licenses and approvals.

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

Personnel

         We believe that high quality, customer-focused restaurant management is critical to long-term success. Generally, each of our restaurants has one restaurant general manager, two supervisors and teams of workers. Restaurant management structure varies by unit size. Each restaurant usually has between 10 and 35 hourly employees, most of whom work part-time. We pay an hourly wage of $0.96 per hour, the average hourly wage in Chile. Overtime ($1.16 per hour) is paid to any employee who works more than 48 hours weekly. However, Chilean law only permits employees to work a maximum of two extra hours daily. Overtime is also paid on Sundays and holidays. Restaurant general managers receive base salaries, as well as incentive bonuses, based upon that restaurant's productivity and profitability.

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

Foreign investment laws and regulations

         The Chilean Constitution establishes that any Chilean or foreigner may freely develop any activity in Chile so long as the activity in Chile does not contravene existing laws dealing with public morals, public safety or national security and follows the laws that regulate such activity. It also establishes the principle of non-discrimination, thus guaranteeing foreign investors equal protection under Chilean law. Additionally, Chilean law prohibits any discretionary acts by the Chilean government or other entities against the rights of persons or property in derogation of this principle. Foreign investors may transfer capital and net profits abroad. There are no exchange control regulations which restrict the repatriation of investment or earnings. Therefore, equity investments in Chile by persons who are not Chilean residents follow the same rules as investments made by Chilean citizens.

Employees

         As of December 31, 2000, we employed 707 employees, of which 33 were full-time salaried employees in administration, 100 were full-time salaried employees in supervisory and management positions and 574 were full-time and part-time hourly employees who were employed in food preparation and serving. All of our management and employees who reside in Chile speak Spanish and our senior management team in Chile also communicates in English. None of our employees are covered by a collective bargaining agreement. We believe that the dedication of our employees is critical to our success, and that our relations with our employees are good.

Acquisition of Rebrisa

         Subject to the effectiveness of our current registration statement filed with the SEC and completion of the offering described in the registration statement we have filed on Form SB-2, we will acquire a majority interest in Rebrisa S.A. To facilitate the acquisition of 52% of Rebrisa, we are acquiring 1,963,854,702 shares of Rebrisa's common stock, consisting of approximately 51% of the outstanding series A shares and 25% of the outstanding series B shares through the following:

   o purchase 917,142,857 shares of authorized but unissued shares of common stock of Rebrisa for approximately $3.6 million;
   o purchase an aggregate of approximately 186,179,917 shares of common stock of Rebrisa from shareholders of Rebrisa for approximately $1.1 million; and
   o     effectuate separate stock transfers in which we receive:
   o Carmel S.A.'s 21.0% interest in Rebrisa in exchange of 1,525,360 shares of our common stock;
   o Kau Kau S.A.'s 4.9% interest in Rebrisa in exchange of 336,738 shares of our common stock;

   o B y C S.A.'s 3.4% interest in Rebrisa in exchange of 167,637 shares of our common stock; and
   o Rentas Viena S.A.'s 2.3% interest in Rebrisa in exchange of 117,667 shares of our common stock.

         In connection with the acquisition of Rebrisa, we entered into share exchange agreements with several shareholders of Rebrisa, including Kau Kau S.A. and Carmel S.A. Kau Kau is a Chilean company that is wholly-owned by Ricardo Vilensky, our principal shareholder and chief executive officer. Carmel, a Chilean company, is wholly-owned by Avram Fritch, our president and member of our board of directors.

         Avram Fritch is a member of the board of directors of Rebrisa and serves as an executive vice president and chief operating officer of Rebrisa. He also serves on the board of directors of Fertilizantes de Centroamerica. Ricardo Vilensky is a member of the board of directors of Rebrisa.
         The president and principal shareholder of Inversiones y Rentas Viena is the father-in-law of Ricardo Vilensky. The company is a minority shareholder in Rebrisa.

         Sergio Vivanco, a member of our board of directors, is a director of Rebrisa. Mr.Vivanco also serves as our Chilean legal counsel.

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

         We lease approximately 4,000 square feet of executive offices in Santiago, Chile from Inmobiliaria KilKil S.A., our affiliate, at a rate of approximately $5,600 per month, plus common area maintenance and general expenses of approximately $1,100 per month. The lease is for ten years, ending May 1, 2007.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

         Our class A common stock and our class A common stock warrants are traded on the Nasdaq SmallCap Market under the symbols UNSRA and UNSRW, respectively, and commenced their trading on August 4, 1998. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These quotations, as reported by the Nasdaq Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                     High             Low

Common Stock
August 4, 1998 through quarter ended December 31, 1998    $5.63            $2.37
Quarter ended March 31, 1999                              $3.90            $3.25
Quarter ended June 30, 1999                               $3.75            $2.80
Quarter ended September 30, 1999                          $3.25            $1.70
Quarter ended December 31, 1999                           $2.75            $1.75
Quarter ended March 31, 2000                              $2.75            $2.00
Quarter ended June 30, 2000                               $2.90            $1.65
Quarter ended September 30, 2000                          $2.75            $1.50
Quarter ended December 31, 2000                           $2.86            $1.38

Warrants
August 4, 1998 through quarter ended December 31, 1998    $1.53            $0.62
Quarter ended March 31, 1999                              $0.90            $0.56
Quarter ended June 30, 1999                               $0.80            $0.38
Quarter ended September 30, 1999                          $0.63            $0.13
Quarter ended December 31, 1999                           $0.60            $0.13
Quarter ended March 31, 2000                              $0.65            $0.33
Quarter ended June 30, 2000                               $0.56            $0.18
Quarter ended September 30, 2000                          $0.66            $0.25
Quarter ended December 31, 2000                           $0.50            $0.19

         As of December 31, 2000, there were approximately 20 holders of record of our class A common stock. As of December 31, 2000 we had approximately 275 beneficial shareholders of our class A common stock. As of December 31, 2000 we had approximately 300 beneficial shareholders of our common stock purchase warrants.

         We have never paid dividends on our outstanding securities since our formation in November 1997. However, Kentucky Foods Chile has declared the following dividends to its shareholders in the corresponding years:

         1995..................     $730,648
         1996..................     $768,018
         1997..................    $  19,305

         Of the $730,648 declared in 1995, the total amount was reinvested as paid-in capital. Of the $768,018 declared in 1996, $139,909 was distributed in 1996 and the balance ($628,409) was distributed in 1997, of which $324,286 of the $628,409 was reinvested in Kentucky Fried Chicken Chile. Kentucky Fried Chicken Chile currently intends to retain earnings for use in its business. We do not anticipate paying dividends in the foreseeable future, except for possible payments to preferred shareholders as described in our current registration statement filed with the SEC.

         Upon distribution of a dividend by Kentucky Foods Chile, we, as a foreign non-resident shareholder of a Chilean corporation, will be subject to a 35% percent withholding tax less a credit for any corporate taxes paid by the Chilean corporation. However, the payment of foreign taxes may be credited against U.S. federal income tax.

Related Stockholder Matters

         In May 2000 we issued 5,000 shares of our class A common stock to Atlas Pearlman, P.A., as payment for legal services performed. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and results of Operations

General

         Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

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

Results of Operation

         Our gross revenues decreased from $12,893,382 for the year ended December 31, 1999 to $11,977,712 for the year ended December 31, 2000, a decrease of $915,670 or approximately 7%. A decline in sales for the year ended December 31, 2000 was prompted by a general decline in the Chilean economy and the closing of five non-profitable stores during the year.

         Our cost of operations for the year ended December 31, 2000 decreased from $5,260,250 for the year ended December 31, 1999 to $4,641,544 for the year ended December 31, 2000, a decrease of approximately $618,706 or 12%. The decrease in cost of operations is principally attributable to decrease in sales and due to us taking advantage of purchase discounts offered by our vendors.

         Gross profit percentage increased 2% from 59% in 1999 to 61% in 2000. This increase was prompted by the decrease in the cost of sales previously explained.

         Payroll and employee benefits increased from $2,693,160 for the year ended December 31, 1999 to $3,251,563 for the year ended December 31, 2000, an increase of $558,403 or 21%. This increase was due to the accrual of executives salaries (included accrued bonuses of approximately $430,000, payable if and when cash flows and profits permit) and benefits for the year ended December 31, 2000.

         Occupancy costs decreased from $1,765,306 for the year ended December 31, 1999 to $1,524,543 for the year ended December 31, 2000, a decrease of $240,763 or 14%. This decrease is due to the renegotiation of individual store leases which was reflected in the monthly rent paid on operating leases and the closing of five stores during the year.

         Selling and administrative expenses for the year ended December 31, 2000, were $3,336,167 compared to $3,372,953 for the year ended December 31, 1999, a decrease of $36,786 or approximately 2%. This decrease is attributable to our efforts to keep costs down.

         Other income (expense) consisted of two major categories (1) other revenues and (2) interest expense. Their composition is as follows:

_ The first category of other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from an exclusivity agreement with ECUSA. ECUSA is the Pepsico franchise and bottling company in Chile. The decrease in this category was from $723,519 for the year ended December 31, 1999 to $284,736 for the year ended December 31, 2000, a change of $438,783 or 61%. Other income decreased during the year because we did not open new stores. In previous years, an opening of a new store provided us with incentive fees from the franchisor. No revenues were received under this category in 2000. For the year ended December 31, 2000, approximately $207,000 relates to the amortization of deferred revenue and $78,000 relates to refunds and credits from vendors.
_ The second category relates to interest expense paid to banks and leasing companies which decreased by $179,363 to $206,607 in December 31, 2000 from $385,970 in December 31, 1999 or 46%. The decrease is due primarily to the decrease in average outstanding balance of debt during the related periods.

         For the year ended December 31, 2000, we had a net loss of $1,087,389 compared to net income of $139,262 for the year ended December 31, 1999. The main reason for this decrease is that since early 1999, the Chilean economy has continued to experience an increase in inflation causing a slowdown of the Chilean economy. Due to this decline in the economy, we restructured our operations during the year ended December 31, 2000 by closing five of our less productive stores. As each store closed, the operating lease was cancelled, the equipment relocated and the personnel were relocated or terminated at a restructuring charge of approximately $89,000. In addition, a long-term prepaid contract of approximately $300,000 at December 31, 1999, was written-off and charged to operations in 2000 as a non-cash restructuring charge. Other non-cash charges for the year ended December 31, 2000 included depreciation of $609,000 and executive salary accrual of $430,000, payable when and if cash flows and profits permit.

Liquidity and Capital Resources

         At December 31, 2000, accounts receivable decreased by $156,585 to $78,674 from $234,259 at December 31, 1999, due to the collection of the final invoice from ECUSA (Pepsi's bottling company in Chile).

         Due from related parties decreased to $385,508 at December 31, 2000 from $416,436 at December 31, 1999, a decrease of $30,928 due to a decrease in advances made to related parties during the year.

         Other current assets increased to $159,299 at December 31, 2000 from $146,928 at December 31, 1999 an increase of $12,371 due to an increase in sales tax receivable.

         At December 31, 2000, we had approximately $941,031 outstanding on our line-of-credit facility. The increase of almost $210,194 from December 31, 1999 was used to principally finance short-term operations.

         We decreased our long-term debt, including capital lease obligations, by approximately $81,000 for the year ended December 31, 2000. No new borrowings were made against the long-term debt. Long term debt is fully guaranteed by a related party.

         Our total of capital lease obligations was approximately $683,000, an increase of approximately $45,000 when compared to December 31, 1999.

         In August 1999, we entered into a new seven year agreement with ECUSA, our supplier of Pepsi products, requiring our exclusive use of Pepsi products for each of our existing Kentucky Foods Chile restaurants and each new Kentucky Foods Chile restaurant we open during the term of the agreement. In exchange for this exclusivity agreement, we received and deferred revenues of approximately $780,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the period ended December 31, 1999, we recognized the remaining deferred revenues of approximately $83,000. See Note 11 included in our December 31, 2000 consolidated financial statements for further explanation.

         The new exclusivity agreement entered into in September 1999 contains similar terms as the previous agreement with respect to the use of Pepsi products in our KFC(R) restaurants. We received and deferred in exchange for committing to continue to use Pepsi products exclusively, revenues of approximately $800,000 net of tax, at the signing of the contract. We received an additional payment of $300,000 net of tax on January 15, 2000 and also received $200,000 net of tax on January 15, 2001. In addition, the agreement grants us significant purchase discounts on various products. Our supplier has also agreed to pay us, on a monthly basis, a marketing allowance based on the amount purchased from the supplier and to provide us with certain equipment and to fund miscellaneous promotional expenses.

Seasonality

         We generate the highest amount of sales during July and December. The slowest month of sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable and this is due to the cash rebates we receive based on purchases from suppliers. As we operate and open additional stores, we anticipate that amounts received in rebates will increase.

Inflation

         Chile experienced an increase in inflation in 1999 and 2000. However, since the Chilean economic system is based on an indexed inflation system, no material inflation is anticipated in the immediate future.

Item 7.           Financial Statements

         The  financial   statements  required  by  this  report  are  included,
commencing on F-1.

                    UNISERVICE CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page

Independent Auditors' Report............................................     F-2

Consolidated Balance Sheet..............................................     F-3

Consolidated Statements of Income.......................................     F-4

Consolidated Statements of Stockholders' Equity.........................     F-5

Consolidated Statements of Cash Flows...................................     F-6

Notes to Consolidated Financial Statements..............................     F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Uniservice Corporation and Subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of Uniservice Corporation and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniservice
Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




SPEAR, SAFER, HARMON & CO.
Miami, Florida
February 9, 2001

                     UNISERVICE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2000



                                   A S S E T S
Current Assets:
   Cash and cash equivalents                                    $       218,665
   Accounts receivable, net                                              78,674
   Due from related parties                                             385,508
   Other receivables                                                    491,538
   Inventory                                                            625,954
   Recoverable income taxes                                              49,948
   Other current assets                                                 159,299
                                                                ----------------

         Total Current Assets                                         2,009,586

Property and Equipment, net                                           9,919,650
Intangibles, net                                                        423,299
Deposits                                                                468,524
                                                                ----------------

                                                                $    12,821,059
                                                                ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines-of-credit                                              $       941,031
   Current maturities of long-term debt                                 270,326
   Accounts payable and accrued expenses                              2,837,973
   Deferred revenue                                                     195,144
                                                                ----------------
         Total Current Liabilities                                    4,244,474
                                                                ----------------

Long-Term Liabilities:
   Long-term debt                                                       922,493
   Deferred revenue                                                     867,163
                                                                ----------------
         Total Long-Term Liabilities                                  1,789,656
                                                                ----------------

Stockholders' Equity:
   Class A - common stock                                                   145
   Class B - common stock                                                   140
   Preferred stock                                                            -
   Additional paid-in capital                                         8,707,155
   Retained earnings                                                    284,361
   Accumulated other comprehensive (loss) income                     (2,204,872)
                                                                ----------------
         Total Stockholders' Equity                                   6,786,929
                                                                ----------------

                                                                $    12,821,059
                                                                ================

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income

                     Years Ended December 31, 2000 and 1999




                                                    2000               1999
                                               --------------     --------------

Revenues                                       $  11,977,712      $  12,893,382
Cost of Operations                                 4,641,544          5,260,250
                                               --------------     --------------

Gross Profit                                       7,336,168          7,633,132
                                               --------------     --------------

Selling and Administrative Expenses:
   Payroll and employee benefits                   3,251,563          2,693,160
   Occupancy                                       1,524,543          1,765,306
   Other selling and administrative                3,336,167          3,372,953
   Restructuring                                     389,413                  -
                                               --------------     --------------

                                                   8,501,686          7,831,419
                                                -------------     --------------

Loss from Operations                              (1,165,518)          (198,287)

Other Income (Expense):
   Interest expense                                 (206,607)          (385,970)
   Other, net                                        284,736            723,519
                                                -------------     --------------

                                                      78,129            337,549
                                                -------------     --------------

Net (Loss) Income                                 (1,087,389)           139,262

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment          (162,044)        (1,317,780)
                                                -------------     --------------

Comprehensive Income (Loss)                     $ (1,249,433)     $  (1,178,518)
                                                =============     ==============


Basic Net (Loss) Income Per Common Share        $      (0.44)     $        0.05
                                                =============     ==============


Weighted Average Common Shares
  Outstanding-Basic                                2,850,000          2,830,000
                                                =============     ==============



  The accompanying notes are an integral part of these consolidated financial statements.


                                                           UNISERVICE CORPORATION AND SUBSIDIARIES
                                                      Consolidated Statements of Stockholders' Equity
                                                           Years Ended December 31, 2000 and 1999



                                                                                                         Accumulated
                                               Class A      Class B       Additional                       Other          Total
                                               Common       Common         Paid-In        Retained      Comprehensive  Stockholders'
                                                Stock        Stock         Capital        Earnings      Income (Loss)     Equity
                                              ---------   -----------   -------------   -------------   -------------  -------------
Balance at December 31, 1998                  $    143    $      140    $  8,707,157    $  1,232,488    $ (1,060,465)  $  8,879,463

Net income                                           -             -               -         139,262               -        139,262

Foreign currency translation adjustment              -             -               -               -        (982,363)      (982,363)
                                              ---------   -----------   -------------   -------------   -------------  -------------

Balance at December 31, 1999                       143           140       8,707,157       1,371,750      (2,042,828)     8,036,362

Common stock adjustment                              2             -              (2)              -               -              -

Net loss                                             -             -               -      (1,087,389)              -     (1,087,389)

Foreign Currency translation adjustment              -             -               -               -        (162,044)      (162,044)
                                              ---------   -----------   -------------    ------------   -------------  -------------

Balance at December 31, 2000                  $    145    $      140    $  8,707,155     $   284,361    $ (2,204,872)  $  6,786,929
                                              =========   ===========   =============    ============   =============  =============






                        The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                F-5

                                  UNISERVICE CORPORATION AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows

                                  Years Ended December 31, 2000 and 1999




                                                                            2000                   1999
                                                                       ---------------     ---------------
Cash Flows from Operating Activities:
   Net (loss) income                                                   $   (1,087,389)     $      139,262
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                            608,688             240,944
     Foreign currency translation adjustment                                 (162,044)           (982,363)
     Restructuring charge, net of cash expended                               300,413                   -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                  156,585            (130,198)
         Long-term receivable                                                 332,000            (332,000)
         Long-term prepaid contract                                                 -            (214,992)
         Other receivables                                                     61,926            (344,525)
         Inventory                                                            (44,019)           (151,574)
         Income taxes receivable                                               74,058              31,748
         Other current assets                                                 (47,375)            (89,719)
         Intangibles                                                           62,894             (78,712)
         Deposits                                                             (57,073)             33,980
       Increase (decrease) in:
         Accounts payable and accrued expenses                              1,292,750             358,149
         Deferred revenue                                                    (303,702)          1,277,120
                                                                       ---------------     ---------------

Net Cash Provided by (Used in) Operating Activities                         1,187,712            (242,880)
                                                                       ---------------     ---------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                   (1,161,916)           (855,465)
                                                                       ---------------     ---------------


          The accompanying notes are an integral part of these consolidated financial statements.
                                                    F-6


                                  UNISERVICE CORPORATION AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows (Continued)

                                  Years Ended December 31, 2000 and 1999




                                                                             2000                1999
                                                                       ---------------     ---------------
Cash Flows from Financing Activities:
   Net proceeds under lines-of-credit                                  $      210,194      $      636,515
   Net proceeds from (advances to) related parties                             30,928            (296,398)
   Payment of offering costs                                                 (222,000)            (86,694)
   (Repayment of) proceeds from long-term debt                               (348,750)           (250,760)
                                                                       ---------------     ---------------

Net Cash (Used in) Provided by Financing Activities                          (329,628)              2,663
                                                                       ---------------     ---------------

Decrease in Cash and Cash Equivalents                                        (303,832)         (1,095,682)

Cash and Cash Equivalents - Beginning of Year                                 522,497           1,618,179
                                                                       ---------------     ---------------

Cash and Cash Equivalents - End of Year                                $      218,665      $      522,497
                                                                       ===============     ===============


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                              $      206,607      $      388,764
   Cash paid during the year for income taxes                                  26,474              52,605


Supplemental Disclosure of Non-Cash Financing Activities:
   Equipment purchased under capital leases                                   442,227             816,524








          The accompanying notes are an integral part of these consolidated financial statements.
                                                    F-7

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization   -   Uniservice   Corporation,   ("Uniservice"),   a  Florida
     corporation, was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF"). KyF is in the fast food service business and presently operates 31 restaurants of which the majority are located in Santiago, Chile. These restaurants are operated pursuant to franchise agreements with Tricon Global Restaurants, Inc. ("Tricon"), the parent company of Kentucky Fried Chicken International Holdings.

     Basis of Presentation - In August 1998, Uniservice acquired 99.97% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of the Uniservice's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of the Uniservice's stock whereby (i) Kyoto purchased 1,399,900 shares of Uniservice Class B common stock for $2.2 million, and (ii) Uniservice purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million. At the completion of the transaction, KyF Chile became a majority owned (99.97%) subsidiary of Uniservice. The substance of this transaction is an exchange of shares between Uniservice and Kyoto which was accounted for by the pooling of interests method.

     On June 30, 2000, KyF was divided into three separate entities of which Uniservice owns a 99.97% interest in each. Kentucky Foods Chile Ltda., Uniservice's fast food service division, maintains the restaurant operations. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains the administration division, which includes employee and personnel contracts. Collectively, Uniservice and its three operating subsidiaries are referred to as "KyF Chile" or the "Company".

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Uniservice and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into U.S. dollars (the reporting currency). The exchange rate used at December 31, 2000 for assets and liabilities was 573.73 pesos to U.S. $1.00. Stockholders' equity components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2000 and 1999, respectively, for results of operation were
     537.64 pesos to U.S. $1.00 and 515.08 pesos to U.S. $1.00.

     The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     Revenue Recognition - Revenue is recognized at the point of sale of goods to customers on a daily basis.

     Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less. The Company places its cash with high credit quality financial institutions and, at times, maintain balances in excess of insured limits.

     Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying amounts at December 31, 2000.

     Accounts Receivable - In Chile, it is customary to offer various coupons and coupon books to corporations who provide meal services to their employees, as well as, for bonuses to customers. The Company bills the various corporations, on a monthly basis, for coupons redeemed and recognizes income, accordingly. Approximately 6% of revenues generated in 2000 and 1999 originated from coupon books. Included in accounts receivable are amounts due from various corporations in connection with coupon redemptions. Historically, the Company has experienced low levels of collection problems. As a result, the Company has provided an allowance for doubtful accounts of approximately $14,000 as of December 31, 2000. Concentrations of credit risk with respect to accounts receivables are reduced due to the large amount of customers and the strict local credit laws in Chile.

     Inventory - Inventory consists primarily of fresh chicken, produce and restaurant supplies and is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method based on the estimated useful life of the asset ranging from three to twenty years.

     Income Taxes - The Company was not liable for U.S. and Chilean income taxes for the years ended December 31, 2000 and 1999. All earnings were generated by the Chilean subsidiaries and no earnings were repatriated into the United States. No deferred tax assets or liabilities and the related tax provisions with regard to the Chilean operation have been provided, since it is management's position that they represent permanent deferrals.

     Foreign Operations - As the Company operates exclusively in Chile, the volatility in both the economic and political environment is different than that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in Chile's and the surrounding countries' business and political environments.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     Earnings Per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 2,850,000 and 2,830,000, respectively, for the years ended December 31, 2000 and 1999. There are no common stock equivalents in the aforementioned periods.

     Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. For the years ended December 31, 2000 and 1999, comprehensive loss approximated $1,249,000 and $1,179,000, respectively.

     Advertising - Advertising costs, which are principally included in selling and administrative expenses, are expensed as incurred. Advertising expense was $362,000 and $542,000 for the years ended December 31, 2000, and 1999 respectively.

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

     Year 2000 Compliance - The Company does not anticipate future significant business interruptions. The success to date of the Company's Year 2000 and after efforts cannot guarantee that a Year 2000 problem regarding its systems and those affecting third parties, upon which the Company relies, may not occur in the future.

     Recent Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities"
     ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
     133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.


NOTE 2 - OTHER RECEIVABLES

     Other receivables consist of the following at December 31, 2000:

     Due from ECUSA (see Note 11)                         $       300,000
     Advances to vendors                                           92,000
     Employee loans                                                85,000
     Travel and other sundry advances                              14,538
                                                          ---------------

                                                          $       491,538
                                                          ===============


NOTE 3 - INCOME TAXES

     In Chile, the Company is subject to income taxes at a statutory rate of 15% of taxable income, as defined. For the years ended December 31, 2000 and 1999, the Company had no taxable income, due to various credits and incentives provided by the government of Chile. Therefore, no provision for income taxes were made. In addition, the Company made estimated income tax payments during those years and is due a refund.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 3 - INCOME TAXES (Continued)

     The following is a reconciliation of the statutory tax rates to the Company's effective rate:


                                                      Years Ended December 31,
                                                    ----------------------------
                                                         2000           1999
                                                    -------------  -------------
      Statutory tax rate                                     15%            15%
      Credits and incentives from government                (15)           (15)
                                                    -------------  -------------

      Effective tax rate                                      0%             0%
                                                    =============  =============



     As mentioned above, while the Company has incurred no income taxes for the years ended December 31, 2000 and 1999, it has made monthly estimated tax payments, which coupled with the aforementioned credits has yielded recoverable income taxes. Following are the components of recoverable income taxes at December 31, 2000:


      Balance at beginning of year                              $       124,006
      Payments of estimated income taxes                                 26,474
      Refunds received                                                 (124,006)
      Other, net                                                         23,474
                                                                ----------------

                                                                $        49,948
                                                                ================


NOTE 4 - OTHER CURRENT ASSETS

     Other current assets consist of the following at December 31, 2000:

      Prepaid expenses                                          $        72,000
      Prepaid advertising                                                87,299
                                                                ----------------

                                                                $       159,299
                                                                ================

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 5 - PROPERTY AND EQUIPMENT, NET

     Property and equipment, net at December 31, 2000 consists of the following:


      Furniture, fixtures and improvements                       $    9,007,000
      Office equipment and machinery                                  3,005,000
      Equipment under capital leases (Note 10)                          883,000
      Other                                                             339,505
                                                                 ---------------

                                                                     13,234,505

      Less accumulated depreciation and amortization                 (3,314,855)
                                                                 ---------------

                                                                 $    9,919,650
                                                                 ===============

     Depreciation expense approximated $609,000 and $241,000 for the years ended December 31, 2000 and 1999, respectively.

     Change in Accounting Estimate - During 1999, the Company changed its estimated useful life on stores' furniture, fixtures, installations, equipment and machinery. The change decreased the 2000 net loss by approximately $321,000 or $0.12 per share - basic. For 1999, the change increased net income by approximately $396,000 or $0.14 per share - basic. The change was made to better reflect the estimated useful lives of the respective assets used in each store and to be consistent with prevalent practices in the Chilean restaurant industry.


NOTE 6 - INTANGIBLES, NET

     Intangibles, net consist of the following at December 31, 2000:


      Offering costs (Note 18)                                   $      222,000
      Goodwill                                                           79,047
      Franchisee fees, other rights, trademarks and
      patents                                                           166,563
                                                                 ---------------

                                                                        467,610

      Less accumulated amortization                                     (44,311)
                                                                 ---------------

                                                                 $      423,299
                                                                 ===============

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 6 - INTANGIBLES, NET (Continued)

     Intangibles, except for offering costs, are amortized using the straight-line method. Goodwill is amortized over a period of 40 years and trademarks, licenses and other are amortized over a period of 17 years. For the years ended December 31, 2000 and 1999, amortization expense amounted to approximately $5,000.


NOTE 7 - DEPOSITS

     KyF Chile conducts its operations in leased facilities which require security deposits based on the square footage, location, and term of each lease (see Note 17). Security deposits at December 31, 2000 amounted to approximately $469,000.


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 2000:

      Vendors                                                    $    2,065,000
      Royalties                                                         201,000
      Sales tax                                                          82,000
      Salaries and other employee benefits                              472,000
      Other                                                              17,973
                                                                 ---------------

                                                                 $    2,837,973
                                                                 ===============


NOTE 9 - LINES-OF-CREDIT AND LONG-TERM DEBT

     Lines-of-Credit

     The Company has lines-of-credit with several Chilean banks with monthly, semiannual and annual maturity dates. The lines-of-credit bear interest at rates ranging from 11% to 23% per annum and are collateralized by a personal guarantee from a stockholder and certain assets of the Company. As of December 31, 2000, approximately U.S. $1,000,000 was available to the Company in Chilean Pesos and UF. The UF (Unidad de Fomento, Incremental
     Unit) is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). At December 31, 2000 one U.F. was equivalent to 15,769.92 Chilean pesos.

     Interest rates on all of these flexible rate loans are based on the Asociacion de Bancos y Entidades Financieras, (T.A.B.) rate, which represents a daily average of the interest paid by banks on its deposits. The rate is then adjusted upwards approximately 1.5% for the banks' profit, and then an additional 1.0% - 1.7% reflecting the risk the banks' perceive exists on the individual loans. There are no covenants or restrictions imposed on the aforementioned obligations with any of the banks involved.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 9 - LINES-OF-CREDIT AND LONG-TERM DEBT (Continued)

     The weighted average interest rate was 9.0% for the years ended December 31, 2000 and 1999.

     Long-Term Debt

     Long-term debt consisted of the following:

     Loan payable - bank;  effective  interest
     rate of 7% at December 31, 2000; payable
     in equal monthly installments of
     approximately  $11,000,  including interest,
     through July 2007;  collateralized by real
     estate in Chile owned by a related party.                   $      509,000

     Capitalized Lease Obligation                                       684,000
                                                                 ---------------

                                                                      1,193,000
     Less current maturities                                            270,000
                                                                 ---------------

                                                                 $      923,000
                                                                 ===============

     Approximate aggregate maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:


       2001                                                      $      149,000
       2002                                                             141,000
       2003                                                             144,000
       2004                                                             175,000
       2005                                                             175,000
       Thereafter                                                       409,000
                                                                  --------------

                                                                  $   1,193,000
                                                                  ==============

     Interest expense approximated $207,000 and $386,000 in 2000 and 1999, respectively.


NOTE 10 - CAPITAL LEASE OBLIGATIONS

     KyF Chile leases various equipment under capital leases. The capital leases, in effect as of December 31, 2000, are scheduled to expire between the years 2001 and 2007. Amortization is computed by the straight-line method and has been included in depreciation. Accumulated amortization relating to those assets approximated $26,000 as of December 31, 2000.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 10 - CAPITAL LEASE OBLIGATIONS  (Continued)

     Future minimum lease payments under non-cancelable lease agreements with third parties are as follows:

     Year Ending
     December 31,

       2001                                                      $       96,000
       2002                                                              88,000
       2003                                                              91,000
       2004                                                             122,000
       2005                                                             122,000
       Thereafter                                                       424,000
                                                                 ---------------

                                                                        943,000

       Less:   Amount representing interest                             259,000
                                                                 ---------------

                                                                 $      684,000
                                                                 ===============


NOTE 11 - DEFERRED REVENUE

     In August 1994, KyF Chile entered into an agreement with ECUSA (the Chilean bottling company representing PepsiCo) requiring the exclusive use of Pepsi products in the Company's restaurants for five years. In exchange for executing the exclusivity agreement, KyF Chile received approximately $780,000, net of taxes, which was record as deferred revenue and amortized as income over the five-year period. For the year ended December 31, 1999, KyF Chile recognized approximately $83,000 of the remaining deferred revenue under the agreement.

     In September 1999, the Company entered into a new seven-year agreement with ECUSA through December 2006, which contains similar terms as the previous agreement with respect to the use of Pepsi products in the Company's restaurants. In exchange for committing to continue its exclusive use of Pepsi products, the Company received, net of tax, approximately $800,000, at the signing of the contract and a payment of $300,000 on January 15, 2000. The Company will receive an additional payment of $200,000 on January 15, 2001, net of tax. In addition to the above, ECUSA has agreed to remit, on a monthly basis, certain other payments amounting to $132,000 over the life of the contract. Initially, the Company recorded $1,432,000 in deferred revenue, comprised of cash and deferrals of future income per the terms of the contract. The Company will recognize income over the term of the contract, seven-years.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 11 - DEFERRED REVENUE (Continued)

     Pursuant to the terms of the agreement, the Company is entitled to discounts on Pepsi products purchased by the Company. ECUSA has also agreed to pay the Company, on a monthly basis, a marketing allowance based on the amount purchased and to provide the Company with certain equipment and signage and to fund miscellaneous promotional expenses. Since future purchases can only be estimated, discounts and the marketing allowances earned will be recorded as they are granted.

     As of December 31, 2000, deferred revenue on the new agreement amounted to approximately $1,062,000 and the Company recognized approximately $207,000 as other income.


NOTE 12 - STOCKHOLDERS' EQUITY

     The Company is currently authorized to issue 20,000,000 shares of Class A non-voting common stock, which has one vote per share, 2,000,000 shares of Class B voting common stock, which has ten votes per share, 8,000,000 shares of undesignated common stock and 5,000,000 shares of preferred stock all at $.0001 per share par value.

     As of December 31, 2000, the Company had 1,450,000 shares of Class A common stock and 1,400,000 shares of Class B common stock issued and outstanding. The Company currently has a total of 2,850,000 shares outstanding as of December 31, 2000.


NOTE 13 - OTHER INCOME (EXPENSE)

     Other, net, consists of the following at December 31:

                                                    2000          1999
                                               -----------    -----------

       Amortization of deferred revenue        $  207,000     $  143,000
       Incentive fee                               91,000        540,000
       Other, net                                 (13,264)        40,519
                                               -----------    -----------

                                               $  284,736     $  723,519
                                               ===========    ===========


NOTE 14 - LIQUIDITY AND CAPITAL RESOURCES

     Since early 1999, the Chilean economy has experienced increased inflation which has led to a decline in the economy.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 14 - LIQUIDITY AND CAPITAL RESOURCES (Continued)

     Due to the financial implications of the economy during 2000, management restructured its operations which included closing five of its less productive restaurants, the cancellation of the related operating leases and the down-sizing the Company's work force. All of the equipment in the closed restaurants were relocated to other active stores for further use. In addition, a consulting contract with a shareholder was terminated. The Company's management believes they can further reduce operating expenses, restore profitability and raise additional capital. No assurance can be given that the Company will be successful in these efforts.

     The net loss reported for the year ended December 31, 2000 includes restructuring charges of approximately $389,000.


NOTE 15 - RELATED PARTY TRANSACTIONS

     In April 1997, KyF Chile sold its new office facility to a company related via common ownership. In consideration for the selling price of approximately $568,000, KyF Chile was issued a promissory note for the total amount due, which was later transferred to Kyoto as part of various loans due to Kyoto from KyF Chile. In May 1997, KyF Chile entered into a ten-year lease agreement for the facility at a monthly rate of approximately $5,600 plus common area maintenance and general expenses of approximately $1,100 per month.

     In August 1998, the Company entered into a two-year lease agreement with a company owned by a shareholder and director of the Company for rental space of its Florida office. Rent for the office amounted to $10,000 per annum. Simultaneously, the Company entered into a ten-year agreement with the related company for $35,000 annually to provide certain services to the Company including acting as the U.S. liaison for the Company. During 2000, this agreement was terminated pursuant to the restructuring of the Company's operations.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

     Operating Lease Commitments

     KyF Chile conducts its operations through retail restaurants, which are leased under terms ranging from six to 20 years through 2020. Most leases provide for one or more options to renew for at least one additional term. Generally, the terms of leases include a fixed minimum amount plus contingent rent based on a percentage of sales exceeding a stipulated amount. Total rent expense for the years ended December 31, 2000 and 1999 was approximately $1,525,000 and $1,765,000, respectively.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

     Approximate future minimum lease payments as of December 31, 2000 are as follows:

     Year Ending
     December 31,

       2001                                                      $    1,270,000
       2002                                                           1,015,000
       2003                                                             892,000
       2004                                                             906,000
       2005                                                             883,000
       Thereafter                                                     5,180,000
                                                                 ---------------

                                                                 $   10,146,000
                                                                 ===============

     Franchise Agreement

     KyF Chile is a party to a franchise agreement with Tricon to use the trademark, service mark and trade name Kentucky Fried Chicken.

     Under the franchise agreement, Ricardo Vilensky, the Company's CEO, President, and Chairman, is to retain voting control of KyF Chile at all times. Currently, Mr. Vilensky directly and indirectly owns approximately 51.5% of the Company.

     As a condition of the franchise agreement, the Company is also required to have a "designated operator", which is the person that oversees the management of the day-to-day operations of the Company's restaurants. Currently, the designated operator is Mr. Vilensky.

     In the event Mr. Vilensky is unwilling to serve as the designated operator or becomes disabled or deceased, management or Mr. Vilensky's heirs will propose a new designated operator, who will be subject to approval by Tricon. Although not required, Tricon has indicated that it would prefer that the new designated operator also control the Company. In the event that Tricon determines that the proposed designated operator is not capable of performing the necessary duties and obligations, Mr. Vilensky or his heirs are required to use their best efforts to sell their interest in the Company within six months. In the event that no sale is completed within the six month period, Tricon has the option to purchase Mr. Vilensky's interest, or the interest of Mr. Vilensky's heirs, for a market value determined by three appraisers.

     The initial franchise term for each restaurant is ten years. All eligible restaurants are currently operating under the initial term of the franchise agreement which expires between December 31, 2003 and December 31, 2009, depending on the opening date of each restaurant.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

     The initial franchise terms are renewable for additional ten year periods, provided that, among other things, (i) the renewal is permitted by local law; (ii) the Company has corrected any default under the agreement and has not been in material default within the 24 months preceding the renewal request; (iii) the Company complies with annual performance criteria; (iv) the Company requests renewal within 12 to 18 months prior to the expiration of the initial term; (v) the Company agrees to make capital improvements to conform with Tricon's then current standards and completes the improvements, as agreed; (vi) the Company agrees to relocate any restaurants Tricon determines cannot be renovated to meet the then current standards; (vii) the Company executes a new franchise agreement if the current form has been modified; (viii) the Company is current in all obligations, monetary or otherwise, to Tricon; and (ix) the Company pays the renewal fee as agreed upon with Tricon.

     Pursuant to current Tricon policies and procedures, Tricon's approval is required for the development of any new KyF Chile restaurants by the Company and Tricon's consent to such renewals, acquisitions or development may be withheld at Tricon's sole discretion.

     The agreement requires a monthly franchise fee of 5% of revenues, as defined, subject to a monthly minimum, which may be set and updated by Tricon from time to time. The agreement also requires the Company to contribute annually for advertising and promotions. Standard initial fees for the opening of a restaurant are $35,000. Franchise fees will increase to 6% on January 1, 2005 for the restaurants operating under the Tricon standard international agreement. Franchise fees totaled approximately
     $599,000 and $652,000 for the years ended December 31, 2000 and 1999, respectively. Approximately $201,000 of the 2000 franchise fees are payable to Tricon as of December 31, 2000.

     The Company has 31 restaurants currently in operation, of which 25 are operating under the original franchise agreement executed in 1994. The remaining restaurants and any future restaurants operate under Tricon's standard international franchise agreement which was executed in June 2000. The new standard franchise agreement is consistent with the original franchise agreement, permitting the Company to use, among other things, KFC's proprietary trade names, trademarks, service marks, recipes, and trade dress. The Company is also permitted to sell and promote only KFC(R) products.

     Employment Agreements - In 1998, the Company entered into three-year employment agreements with the Company's Chief Executive Officer and the Company's Chief Financial Officer. Pursuant to the terms and conditions of the employment agreements, the Chief Executive Officer shall receive an initial annual base salary of $80,000 and the Chief Financial Officer shall receive an initial annual base salary of $60,000. In addition to the base salaries, they are entitled to receive various incentives and other compensation amounting to $190,000 and $50,000 for the Chief Executive Officer and Chief Financial Officer, respectively. For 1999 and 1998, the chief executive officer relinquished his rights to all compensation that was due to him. At December 31, 2000, unpaid and accrued incentives were approximately $430,000. The company is expected to pay these incentives when economically feasible.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

     Stock Option Plan - In January 1998, the Board of Directors of the Company and a majority of the Company's shareholders adopted a Stock Option Plan (the "Plan"). The Company has reserved an aggregate of 200,000 shares of Class A common stock for issuance under this Plan. No options have been issued under the Plan.

     Chilean Statutory Severance Pay - Chilean law requires that employees be paid one month salary for each year worked by the employee when they are dismissed without cause. The payments are limited to a maximum of approximately $1,713 per month and in aggregate, $18,844 per employee. When the employee terminates his or her employment, no compensation is legally required.

     Off Balance Sheet Risk - The Company has guaranteed certain obligations for affiliated entities. As of December 31, 2000, these obligations amounted to approximately $100,000.


NOTE 17 - SUBSEQUENT  EVENTS

     Subsequent to year end, the Company plans a secondary public offering, which would bundle Series A, 8% convertible preferred stock with Class A common stock purchase warrants. In connection with this offering, the Company has incurred approximately $222,000 in offering costs as of December 31, 2000, which have been capitalized and included in intangibles in the accompanying consolidated balance sheet.

Item 8.           Changes In and Disagreements With Accountants

         None.

PART III

Item 9.           Directors, Executive Officers,  Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors and executive officers of Uniservice Corporation

Name                      Age             Position

Ricardo Vilensky           44             Chief  Executive  Officer, Chairman of
                                          the Board of Directors

Avram Fritch               42             President and Director

Mauricio Aguirre           37             Chief Financial Officer, Secretary and
                                          Director

Juan Carlos Cerda          44             Director

Sergio Vivanco             46             Director

Fernando Abud*             49             Director

*Fernando Abud was appointed to our board of directors after December 31, 2000.

         Ricardo Vilensky has served as our chief executive officer and chairman since our formation in November 1997 and as the chief executive officer and chairman of Kentucky Foods Chile since its formation in 1986. He served as president of Kentucky Foods Chile from 1986 to July 2000. He served as our president since our inception until early 2000. From July 1991 to 2000, Mr. Vilensky served as the chairman of Ann Arbor Foods, S.A., which owned 21 Domino's pizza franchises in Chile. From June 1991 to September 1996, Mr. Vilensky was the general manager of Comercial Submarine Chile Limitada, which owned 10 submarine and hoagie restaurants in Chile. He also serves on the board of directors of Rebrisa, S.A. From 1982 to 1994, Mr. Vilensky was the general manager and legal representative for El Vegetariano, a vegetarian restaurant in Santiago, Chile.

         Avram Fritch has served as our director since August 1998. He has served as our president since early 2000. Mr. Fritch is the founder of and currently serves as president of General Security Chile, S.A., a residential and commercial security and alarm company located in Santiago, Chile, since 1991. General Security is a wholly-owned subsidiary of Tyco International. Since 1996, he has served as the general manager of Inversiones y Rentas Carmel S.A., a Chilean investment company. Since January 2000 he has served as vice president and chief operating officer of Rebrisa, S.A., a Chilean investment company. Mr. Fritch is a mechanical engineer and was a captain in the Defense Force of Israel.

         Mauricio Aguirre has served as our chief financial officer and director since August 1998. He was appointed secretary in late 2000. He has served as chief financial officer of Kentucky Foods Chile since September 1994 and as director of Kentucky Foods Chile since October 1995. He was appointed president of Kentucky Foods Chile in July 2000. From 1989 to September 1994, Mr. Aguirre was the controller and a vice-president of Lan Chile, the national airline of Chile. Mr. Aguirre is a commercial engineer, public accountant and auditor.

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

         Sergio Vivanco has served as a member of our board of directors since August 1998. Mr. Vivanco has been a member of the board of directors of Kentucky Foods Chile since 1991 and is a member of the board of directors of Inversiones Huillimapu S.A., an affiliate of Inversiones e Inmobiliaria Kyoto. Mr. Vivanco serves on the board of directors of Rebrisa, S.A. Mr. Vivanco has been an attorney since 1979 and has served as general counsel since 1986 to Inversiones e Inmobiliaria Kyoto and Kentucky Foods Chile. Mr. Vivanco is a partner in the law firm of Abud, Vivanco and Vergara in Santiago, Chile. He also serves as our legal counsel in Chile.

         Fernando Abud was appointed to our board of directors in February 2000. Mr. Abud has been a partner with the law firm of Abud, Vivanco and Vergara since March 1995. Between 1977 and 1993, Mr. Abud was a partner with the law firm of Abud y Cia, Abogados. Between 1977 and 1993, he was also an attorney for the Chilean Copper Commission, where he served as the legal subdirector from 1978 to 1986 and as secretary general from 1986 to 1993. Mr. Abud served as a director for Kentucky Foods Chile S.A. from 1996 until 2000. Mr. Abud is a partner in the law firm of Abud, Vivanco and Vergara in Santiago, Chile.

Directors and executive officers of Kentucky Foods Chile

The directors and executive officers of Kentucky Foods Chile are as follows:

Name                      Age             Position

Ricardo Vilensky(1)        44             Chief  Executive  Officer, Chairman of
                                          the Board, Director

Mauricio Aguirre(1)        37             Chief  Financial  Officer,  President,
                                          Director

Sergio Vivanco(1)          46             Director

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

Committees of our board of directors

         Our audit committee consists of Juan Carlos Cerda, Sergio Vivanco, and Fernando Abud. Our audit committee reviews the work of the audit staff and direct reports to be prepared. Our audit committee oversees our continuous audit program to protect against improper and unsound practices and to furnish adequate protection for all of our assets and records. Our audit committee also acts as liaison to our independent certified public accountants, and conducts audit work as is necessary and receives written and oral reports from our independent certified public accountants.

         Our compensation and stock option committee consists of Messrs. Vivanco, Abud and Cerda. Our compensation and stock option committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

         We do not have a nominating committee.

         Of the six members of our board of directors, Messrs. Cerda, Abud and Vivanco are non-employee directors. However, Mr. Vivanco serves as our Chilean legal counsel and Mr. Cerda has provided us with tax consultation. These directors currently qualify as independent directors as defined by the Nasdaq Marketplace Rules.

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

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of these reports they file.

         To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required,
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Item 10. Executive compensation

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2000. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2000. The compensation Mr. Vilensky derived in 1997 was received from Kentucky Foods Chile.

                                             Summary Compensation Table

                                                                                                 Other Annual
Name and Principal Position          Year          Salary($)             Bonus ($)             Compensation ($)
---------------------------          ----          ---------             ----------            ----------------
Ricardo Vilensky, CEO,               2000           $80,000                300,000*                         -0-
and Chairman                         1999           $80,000                $44,559                     $36,000
                                     1998                -0-                    -0-                         -0-
                                     1997           $85,868                     -0-                    $19,305

* Bonus is payable when and if cash flows and profits permit.

Employment agreements

         Ricardo Vilensky, chief executive officer and chairman. We have entered into a written three-year employment agreement with Mr. Vilensky, which commenced August 1998. Under the terms and conditions of his employment agreement, Mr. Vilensky receives an initial annual base salary of $80,000, annual bonuses of up to $100,000, as determined by our board of directors, and other annual compensation of up to $90,000, which includes:

   o      $15,000 for school expenses for Mr. Vilensky's children,
   o      $10,000 for entertainment,
   o      $20,000 for travel,
   o      $20,000 for medical reimbursement, and
   o $28,000 for automobile expenses including cost of vehicle, maintenance and insurance.

Mr. Vilensky is reimbursed for his ordinary and necessary business expenses including fees for membership in one business or social club, up to a maximum of $5,000 per year, and in other clubs and organizations as we and Mr. Vilensky mutually agree are necessary and appropriate. Upon the effectiveness of our current registration statement filed with the SEC, we will enter into new employment contract with Mr. Vilensky. His salary will be reduced by approximately 25% to 50%. In consideration for accepting this reduction, Mr. Vilensky will receive a $300,000 bonus, payable when and if cash flows and profits permit.

         Mauricio Aguirre, Chief Financial Officer. We entered into a written one year employment agreement with Mauricio Aguirre, which commenced August 1998. This contract was renewed through December 31, 2000. Pursuant to the terms and conditions of his employment agreement, Mr. Aguirre receives an initial annual base salary of $60,000, bonuses of up to $30,000 per year, as determined by our board of directors, and other annual compensation of $20,000, which includes $10,000 for medical reimbursement and $10,000 for automobile expenses. On January 1, 2001, Mr. Aguirre entered into an employment contract with Kentucky Foods Chile. Under this new agreement, Mr. Aguirre's salary was reduced by approximately 15%. In consideration for this reduction, Mr. Aguirre will receive a bonus of approximately $130,000, payable when and if cash flows and profits permit.

         Chilean Social Security/AFP and ISAPRE. Messrs. Vilensky and Aguirre are also entitled to receive certain social security benefits under Chilean law. The social security laws in Chile were established as a private system that requires all companies to retain approximately 20% of the gross salaries of its employees, up to a maximum of $4,408.95 per year, which is used to pay both Administrators of Pension Funds Companies (AFP) and Institutions of Provisional Health (ISAPRE).

    The allocation of this 20% to each service is approximately as follows:

    (1) 10% to the AFP: his amount is deposited in an individual interest-bearing account of each employee to cover their retirement. In Chile, the age of retirement is 60 for women and 65 for men.
    (2) 3% to the AFP: This amount covers any partial or permanent disability and, in the case of death, will provide a monthly amount to the deceased's spouse. The amount paid corresponds to 70% of an employee's average salary, based upon the last 10 years of the employee's life.
    (3) 7% to the ISAPRE: This amount covers medical fees, hospitalization and clinical examinations. This percentage may be voluntarily increased by the employee according to the employee's contractual agreement with the employee's ISAPRE. In many instances it may be necessary for individuals to pay additional costs for health care.

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

Stock options

         During fiscal year 2000, there were no option or SAR grants to any persons, including any of our executive officers or directors.

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

Option exercises and holdings

         To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2000.

Directors' compensation

         Our non-employee directors, Sergio Vivanco, Fernando Abud, and Carlos Cerda, receive $200 plus expenses for attendance at each meeting of our board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at the meetings. We intend to purchase directors and officers insurance as soon as practicable to the extent that it is available and cost effective to do so.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides certain information regarding our common stock beneficially owned as of December 31, 2000 by:

         o each person who is known by us to own beneficially 5% or more of our common stock; o by each of our executive officers and directors; and o by all of our executive officers and directors as a group.

         Mr. Vilensky's interests include 1,400,000 shares of our class B common stock. These shares have super voting rights and are convertible into shares of class A common stock on a one for one basis.

          The conversion of our warrants are not taken into consideration in computing the ownership and voting percentages below.

                                            Number of Shares
Name and Address of                         of Common Stock                Ownership            Voting
 Beneficial Owner                          Beneficially Owned             Percentage          Percentage
-------------------                        ------------------             -----------         ----------
Ricardo Vilensky                                   1,460,000                     52%                 92%
Avram Fritch                                          67,900                      2%                  *
Mauricio Aguirre                                       5,000                      *                   *
Sergio Vivanco                                         2,000                      *                   *
Juan Carlos Cerda                                         -0-                    -0-                 -0-
Fernando Abud                                             -0-                    -0-                 -0-
All executive officers and
All executive officers and
directors as a group (6 persons)                   1,469,000                     54%                 93%

* Less than one percent.

Item 12. Certain Relationships and Related Transactions

         On August 4, 1998 we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of 1,400,000 shares of our class A common stock and 1,610,000 warrants to purchase shares of our class A common stock. Ricardo Vilensky, the beneficial shareholder of Kyoto, is our chief executive officer. On June 30, 2000, our operating subsidiary was divided into three separate entities, of which we own a 99.97% interest in each. The remaining interests are held by Ricardo Vilensky. Kentucky Foods Chile Ltda. contains our fast food service operations, which includes purchases and sales. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all our assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains our administration division, which includes employee and personnel contracts. Collectively, these subsidiaries are referred to as Kentucky Foods Chile. The management structures of these companies are the same as initially established in Kentucky Foods Chile S.A. This change in structure was made to take advantage of certain Chilean tax benefits and comply with new Chilean labor reform.

         Mr. Vilensky's family owns a 50% interest in Ann Arbor Foods S.A. which owns 25 Domino's Pizza restaurants in Chile. He disclaims any beneficial ownership in Ann Arbor Foods S.A.

         On April 30, 1997, Kentucky Foods Chile sold its office facility in Santiago, Chile to Inmobiliaria KilKil S.A., whose principal shareholder is Mr. Vilensky. In consideration for the payment price of $577,574, Inmobiliaria KilKil issued to Kentucky Foods Chile a promissory note for the total amount due, and in turn, Kentucky Foods Chile transferred the note to its principal shareholder, Kyoto. Of the total amount due, $303,191 was paid in the form of dividends to Kyoto for 1996 and $274,383 has been used to satisfy a loan obligation due by Kentucky Foods Chile to Kyoto in connection with the remodeling of two of our restaurants. On May 1, 1997, Kentucky Foods Chile entered into a ten year lease agreement with Inmobiliaria KilKil, at a rate of $5,600 per month, plus common area maintenance and general expenses of $1,100 per month.

         Sergio Vivanco, a member of our board of directors, serves as our Chilean legal counsel. In the year ended December 31, 2000 he received approximately $35,000 for his legal services from Kentucky Foods Chile. Fernando Abud, a member of our board of directors, is a partner in the same law firm as Mr. Vivanco.

         Juan Carlos Cerda, a member of our board of directors, also serves as our tax advisor. He receives approximately $10,000 per year for his services from Kentucky Foods Chile.

         We currently occupy our U.S. offices at no expense from Atlas Pearlman, P.A. The firm of Atlas Pearlman serves as our legal counsel.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit No.    Description of Exhibit

2.1            Stock Purchase Agreement between Kyoto and Uniservice Corporation for the purchase of Class B common  stock(3)  2.2 Stock  Purchase
               Agreement  between  Uniservice   Corporation  and  Inversiones  e
               Inmobiliaria  Kyoto for the purchase of shares of Kentucky  Foods
               Chile S.A. Stock(3)
2.3            Share Exchange Agreement with Kau Kau and Carmel(2)
2.4            Agreement  among  Ricardo  Vilensky,  Avram  Fritch  and Mauricio
               Aguirre(2)
2.5            Stock Swap Agreement between Ricardo Vilensky and Avram Fritch(2)
3.1(a)         Uniservice  Corporation's  Amended  and   Restated   Articles  of
               Incorporation(3)
3.2            Uniservice Corporation's Bylaws(3)
10.1           Stock Option Plan(3)
10.2(a)        Master Franchise Agreement between Kentucky Foods Chile, S.A. and
               Tricon, as amended(3)
10.2(b)        Form  of  Standard  International  Franchise  Agreement   between
               Kentucky Foods Chile, S.A. and Tricon(1)
10.6           Employment  Agreement  between Uniservice Corporation and Ricardo
               Vilensky(3)
10.7           Employment  Agreement between Uniservice Corporation and Mauricio
               Aguirre(3)
10.8           Lease  Agreement  between   Kentucky  Fried  Chicken  Chile   and
               Inmobiliaria KilKil S.A.(3)
21             Subsidiaries of Registrant(1)
-------------------------------
(1)            Previously filed on Form SB-2 dated October 23, 2000.
(2)            Previously filed on Form 8-K dated September 21, 2000.
(3)            Previously filed on Form SB-2 (SEC file #50897).

         We have not filed any reports on Form 8-K during the last period of the quarter covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 15, 2001.

                                                         UNISERVICE CORPORATION


                                                     By: /s/ Ricardo Vilensky
                                                         -----------------------
                                                         Ricardo Vilensky
                                                         Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

         Signatures               Title                           Date


/s/Ricardo Vilensky               Chief Executive                 April 15, 2001
--------------------
Ricardo Vilensky                  Officer and Director

/s/Avram Fritch                   President and Director          April 15, 2001
--------------------
Avram Fritch

/s/Mauricio Aguirre               Chief Financial Officer,        April 15, 2001
--------------------
Mauricio Aguirre                  Vice President of Finance
                                  and Administration,
                                  Secretary and Director

/s/Sergio Vivanco                 Director                        April 15, 2001
--------------------
Sergio Vivanco

/s/Juan Carlos Cerda              Director                        April 15, 2001
--------------------
Juan Carlos Cerda

/s/Fernando Abud                  Director                        April 15, 2001
--------------------
Fernenado Abud