Form 10QSB
period 2001-03-31
UNISERVICE CORP/FL
filed 2001-05-21
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

             Carmencita 25, Suite 102, Las Condes, Santiago, Chile
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (011) (562) 378-4011


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                      No
     --------------                  ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, there were 1,450,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                     UNISERVICE CORPORATION AND SUBSIDIARIES


                                      INDEX





Part I.           Financial Information


Item 1.           Financial Statements (unaudited)                            2


Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            9


Part II.          Other Information                                          12



                                   UNISERVICE CORPORATION AND SUBSIDIARIES

                                        Consolidated Balance Sheets


                                              A S S E T S                     March 31, 2001          December 31, 2000
                                                                               (Unaudited)
Current Assets:
------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                $         176,682          $        218,665
   Accounts receivable, net                                                            68,824                    78,674
   Due from related parties                                                           470,741                   385,508
   Other receivables                                                                  187,073                   491,538
   Inventory                                                                          614,021                   625,954
   Recoverable income taxes                                                            37,031                    49,948
   Other current assets                                                               208,938                   159,299
                                                                            -----------------          ----------------

         Total Current Assets                                                       1,763,310                 2,009,586

Property and Equipment, net                                                         9,983,220                 9,919,650
Intangibles, net                                                                      321,449                   423,299
Deposits                                                                              451,869                   468,524
                                                                            -----------------          ----------------

                                                                            $      12,519,848          $     12,821,059
                                                                            =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines-of-credit                                                          $         927,197          $        941,031
   Current maturities of long-term debt                                               287,002                   270,326
   Accounts payable and accrued expenses                                            2,026,640                 2,837,973
   Current portion of deferred revenue                                                187,106                   195,144
                                                                            -----------------          ----------------

         Total Current Liabilities                                                  3,240,839                 4,244,474
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Long-term debt                                                                     933,845                   922,493
   Other long-term liabilities                                                        431,326                        -
   Deferred revenue, excluding current portion                                        752,791                   867,163
                                                                            -----------------          ----------------
                                                                                    2,117,962                 1,789,656
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                   145                       145
   Class B common stock                                                                   140                       140
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                       8,707,155                 8,707,155
   Retained earnings                                                                  380,488                   284,361
   Accumulated other comprehensive loss                                            (2,113,987)               (2,204,872)
                                                                            -----------------          ----------------

         Total Stockholders' Equity                                                 6,973,941                 6,786,929
                                                                            -----------------          ----------------

                                                                            $      12,519,848          $     12,821,059
                                                                            =================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                -2-

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations




                                                                                  Three Months Ended March 31,

------------------------------------------------------------------------------------------------------------------------
                                                                                2001                        2000
                                                                            (Unaudited)                 (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenues                                                                 $        2,933,422          $        2,935,849
Cost of Operations                                                                1,106,297                   1,088,342
                                                                         ------------------          ------------------

Gross Profit                                                                      1,827,125                   1,847,507
                                                                         ------------------          ------------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                    685,841                     753,337
   Occupancy                                                                        403,942                     475,495
   Other selling and administrative                                                 683,959                     680,383
                                                                         ------------------          ------------------

                                                                                  1,773,742                   1,909,215
                                                                         ------------------          ------------------

Income (Loss) from Operations                                                        53,383                     (61,708)
                                                                         ------------------          ------------------

Other Income (Expenses):
  Other, net                                                                        101,293                     101,933
  Interest expense                                                                  (58,549)                    (43,525)
                                                                         ------------------          ------------------

                                                                                     42,744                      58,408
                                                                         ------------------          ------------------

Net Income (Loss)                                                                    96,127                      (3,300)

Other Comprehensive Income:
   Foreign currency translation adjustment                                           90,885                     149,134
                                                                         ------------------          ------------------

Comprehensive Income                                                     $          187,012          $          145,834
                                                                         ==================          ==================


Basic Net Income (Loss) Per Common Share                                 $             0.03          $           (0.001)
                                                                         ==================          ==================

Weighted Average Common Shares Outstanding - Basic                                2,850,000                   2,830,000
                                                                         ==================          ==================


The accompanying notes are an integral part of these consolidated financial statements.
                                      -3-

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity





                                             Class A    Class B       Additional                   Accumulated Other      Total
                                              Common    Common         Paid-in        Retained       Comprehensive     Stockholders'
                                              Stock      Stock         Capital        Earnings       Income (Loss)        Equity
                                            ---------  ----------  --------------  -------------  ---------------    --------------
Balance at December 31, 2000                $    145   $     140   $   8,707,155   $    284,361   $    (2,204,872)   $   6,786,929

Net income (Unaudited)                             -           -               -         96,127                 -           96,127

Foreign currency translation
  adjustment (Unaudited)                           -           -               -              -           90,885            90,885
                                            ---------  ----------  --------------  -------------  ---------------    --------------


Balance at March 31, 2001 (Unaudited)       $    145   $     140   $   8,707,155   $    380,488   $   (2,113,987)    $   6,973,941
                                            =========  ==========  ==============  =============  ===============    ==============






The accompanying notes are an integral part of these consolidated financial statements.
                                      -4-

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows




                                                                                         Three Months Ended
                                                                                             March 31,
                                                                       ------------------------------------------------------
                                                                                  2001                        2000
                                                                              (Unaudited)                 (Unaudited)
Cash Flows from Operating Activities:
-----------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                        $          96,127          $          (3,300)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                    111,698                    122,716
     Translation adjustment                                                            90,885                    149,134
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                       9,850                    (95,049)
         Other receivables                                                            304,465                    260,241
         Inventory                                                                     11,933                         24
         Recoverable income taxes                                                      12,917                     (5,954)
         Other current assets                                                         (49,639)                    12,039
         Deferred revenue receivable                                                       -                     132,493
         Long-term prepaid contract                                                        -                       8,751
         Intangibles                                                                  101,850                     45,521
         Deposits                                                                      16,655                    (32,789)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                       (380,007)                    (3,147)
         Deferred revenue                                                            (122,410)                    22,047
                                                                            ------------------          ------------------

Net Cash Provided by Operating Activities                                             204,324                    612,727
                                                                            ------------------          ------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                              (71,486)                  (721,972)
                                                                            ------------------          ------------------


The accompanying notes are an integral part of these consolidated financial statements.
                                      -5-


                     UNISERVICE CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)




                                                                                         Three Months Ended
                                                                                             March 31,
                                                                       ------------------------------------------------------
                                                                                  2001                        2000
                                                                              (Unaudited)                 (Unaudited)
Cash Flows from Financing Activities:
-----------------------------------------------------------------------------------------------------------------------------
   Net repayment of lines-of-credit                                         $        (13,834)          $         (59,080)
   Net advances to related parties                                                   (85,233)                     (2,789)
   (Repayment of) proceeds from long-term debt                                       (75,754)                      6,138
                                                                            -----------------           ------------------

Net Cash (Used in) Provided by Financing Activities                                 (174,821)                     74,459
                                                                            -----------------           ------------------

Decrease in Cash and Cash Equivalents                                                (41,983)                    (34,786)

Cash and Cash Equivalents - Beginning of Period                                      218,665                     522,497
                                                                            -----------------           ------------------

Cash and Cash Equivalents - End of Period                                   $        176,682           $         487,711
                                                                            =================           ==================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $         58,549           $          43,525






The accompanying notes are an integral part of these consolidated financial statements.
                                      -6-

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to March 31, 2001 and 2000




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

              Basis of Presentation - In August 1998, Uniservice acquired 99.97% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of Uniservice stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of Uniservice stock whereby (i) Kyoto purchased 1,399,900 shares of Uniservice Class B common stock for $2.2 million, and (ii) Uniservice purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million. At the completion of the transaction, KyF Chile became a majority owned (99.97%) subsidiary of Uniservice. The substance of this transaction is an exchange of shares between Uniservice and Kyoto which was accounted for by the pooling of interests method.

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

                     UNISERVICE CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into U.S. dollars (the reporting currency). The exchange rate used at March 31, 2001 and at December 31, 2000 for assets and liabilities was 595.24 pesos to U.S. $1.00 and 573.73 pesos to U.S. $1.00, respectively. Stockholders' equity components are translated at historical rates. The weighted average exchange rates used during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively, for results of operation were 552.49 pesos to U.S. $1.00 and 537.64 pesos to U.S. $1.00.

              The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,850,000 and 2,830,000 for the periods ended March 31, 2001 and 2000, respectively. All warrants issued have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS




This report contains various "forward looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

GENERAL

The Company generates operating revenues in two ways: sales of products from restaurant locations (approximately 93% of total revenues) and sales of coupon books (approximately 7% of total revenues). Typically, business entities will receive coupon books from the Company and give them to employees as incentives. The coupon holders present the coupons to the individual restaurants, which will subsequently bill the employer for the food purchased by the coupon holders.

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 38% of total revenues, as well as payroll and rent which represent 24% and 14% of total revenues, respectively, for the three months ended March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Results of Operations

Gross revenues decreased from $2,935,849 for the three months ended March 31, 2000 to $2,933,422 for the three months ended March 31, 2001, a decrease of $2,427. This decrease in sales for the three months ended March 31, 2001 is a result of the closing of five unprofitable restaurant locations. The Company intends to re-open these restaurants in new locations within the year 2001, which should increase gross revenues.

Cost of operations for the three months ended March 31, 2001 increased $17,955 from $1,088,342 for the three months ended March 31, 2000 to $1,106,297, an increase of approximately 2%. The increase in cost of operations is attributable to the increase in the cost of raw food, principally the increase in the cost of raw chicken by .5%.

Gross profit percentages remained unchanged at 63% for the three months ended March 31, 2001 and 2000, respectively.

                    UNISERVICE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and administrative expenses for the three months ended March 31, 2001 decreased $135,472 from $1,909,215 for the three months ended March 31, 2000 to $1,773,742, a decrease of approximately 7%. The decrease in selling and administrative expenses is contributed to a reduction in payroll and employee benefits and reduction in occupancy expense as follows:

Payroll and employee benefits decreased to $685,841 for the three months ended March 31, 2001 from $753,337 for the three months ended March 31, 2000. This decrease of $67,496 is due to Company restructuring during 2000, which included the restructuring and reduction in executive salaries and reduction in employees.

Occupancy expense decreased from $475,495 for the three months ended March 31, 2000 to $403,942 for the three months ended March 31, 2001, a decrease of $71,553 or 15%, due to the renegotiating of restaurant leases and closing of unprofitable restaurant locations.

Other selling and administrative expenses for the three months ended March 31, 2001 were $683,959 compared to $680,383, for the three months ended March 31, 2000, an increase of only $3,576.

Other income (expenses) consisted of two major categories: other revenues and interest expense. Their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (PepsiCo franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $101,933 for the three months ended March 31, 2000 to $101,293 for the three months ended March 31, 2001, a change of $640. For the three months ended March 31, 2001, approximately $87,000 relates to the amortization of deferred revenue and $15,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies, which increased by $15,024 to $58,549 in March 31, 2001 from $43,525 in March 31, 2000 or 35%. The increase is due primarily to the average outstanding balance of debt during the related periods.

For the three months ended March 31, 2001, the Company had net income of $96,127 compared to a net loss of $3,300 for the three months ended March 31, 2000. The increase resulted from Company restructuring wherein the following selling and administrative expenses were reduced: payroll and employee benefits and occupancy expenses.

Liquidity and Capital Resources

At March 31, 2001, accounts receivable decreased by $9,850 to $68,824 from $78,674 at December 31, 2000, due to efforts in collections to improve operating cash flows.

                    UNISERVICE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other receivables decreased to $187,073 at March 31, 2001 from $491,538 at December 31, 2000, a decrease of $304,465, due to the collection of the final installment due under the exclusivity agreement with ECUSA (the Chilean bottling company representing PepsiCo).

Other current assets increased to $208,938 at March 31, 2001 from $159,299 at December 31, 2000, an increase of $49,639, due to an increase in sales taxes receivable and other prepaid expenses.

As a result of various Chilean government incentives designed to promote expansion and continued development of business in the country, the Company did not incur Chilean income taxes in 2001 or 2000. Tax credits for acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for the Company.

In September 1999, the Company entered into a seven-year agreement with ECUSA requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended March 31, 2001, the Company recognized approximately $87,000 of the deferred revenue.

The Company utilizes bank lines-of-credit for periodic operational expenses. At March 31, 2001, the Company had approximately $927,197 outstanding on its $1,000,000 line-of-credit facility.

Seasonality

The Company generates the highest amount of sales during July and December. The slowest month for sales is February, when many Chileans are on summer vacation. The fourth quarter is normally the most profitable due to the cash rebates received based on purchases from suppliers. As the Company opens additional stores, the Company anticipates increased rebates.

                     UNISERVICE CORPORATION AND SUBSIDIARIES




Part II: Other Information


ITEM 1:  Legal Proceedings
                  None


ITEM 2:  Changes in Securities and Use of Proceeds
                  None


ITEM 3:  Defaults upon Senior Securities
                  None


ITEM 4:  Submission of Matters to a vote of Securities Holders
                  None


ITEM 5:  Other Information


ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)    Exhibits required by Item 601 of Regulation S-B
                         None

                  (b)    Reports on Form 8-K
                         None

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.


                                       UNISERVICE CORPORATION AND SUBSIDIARIES





                                  By:  /s/Ricardo Vilensky
                                       -----------------------------------------
                                       Ricardo Vilensky, Chief Executive Officer




                                    By:/s/Mauricio Aguirre
                                       -----------------------------------------
                                       Mauricio Aguirre, Chief Financial Officer
                                       (authorized Officer and Chief Accounting
                                        Officer)



DATED:        May 21, 2001