Form 10QSB
period 2001-06-30
UNISERVICE CORP/FL
filed 2001-08-20
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 1,450,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION


                                      INDEX



Part I.           Financial Information


Item 1.           Financial Statements (unaudited)                          3


Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     11


Part II.          Other Information                                        14


                                               UNISERVICE CORPORATION

                                           Consolidated Balance Sheets


                                                      ASSETS                                          December 31, 2000
                                                                              June 30, 2001              (Unaudited)
Current Assets:                                                             -------------------       ------------------

   Cash and cash equivalents                                                $        171,047           $       218,665
   Accounts receivable, net                                                           71,191                    78,674
   Due from related parties                                                          415,960                   385,508
   Other receivables                                                                 250,388                   491,538
   Inventory                                                                         592,547                   625,954
   Recoverable income taxes                                                           23,769                    49,948
   Other current assets                                                               30,833                   159,299
                                                                            -----------------          ----------------

         Total Current Assets                                                      1,555,735                 2,009,586

Property and Equipment, net                                                        9,666,950                 9,919,650
Intangibles, net                                                                     243,710                   423,299
Deposits                                                                             457,332                   468,524
                                                                            -----------------          ----------------

                                                                            $     11,923,727           $    12,821,059
                                                                            =================          ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines-of-credit                                                          $        871,429          $        941,031
   Current maturities of long-term debt                                              247,799                   270,326
   Accounts payable and accrued expenses                                           2,529,026                 2,837,973
   Current portion of deferred revenue                                               195,144                   195,144
                                                                            -----------------          ----------------

         Total Current Liabilities                                                 3,843,398                 4,244,474
                                                                            -----------------          ----------------

Long-Term Liabilities:
   Long-term debt                                                                    738,062                   922,493
   Deferred revenue, excluding current portion                                       646,410                   867,163
                                                                            -----------------          ----------------
                                                                                   1,384,472                 1,789,656
                                                                            -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                                  145                       145
   Class B common stock                                                                  140                       140
   Preferred stock                                                                         -                         -
   Additional paid-in capital                                                      8,707,155                 8,707,155
   Retained earnings                                                                 316,991                   284,361
   Accumulated other comprehensive loss                                           (2,328,574)               (2,204,872)
                                                                            -----------------          ----------------

         Total Stockholders' Equity                                                6,695,857                 6,786,929
                                                                            -----------------          ----------------

                                                                            $     11,923,727           $    12,821,059
                                                                            =================          ================

The accompanying notes are an integral part of these financial statements.


                                                UNISERVICE CORPORATION

                                        Consolidated Statements of Operations




                                                                                  Three Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                2001                        2000
                                                                            (Unaudited)                 (Unaudited)

                                                                         ------------------         -------------------
Revenues                                                                 $       2,665,185           $       3,000,512
Cost of Operations                                                               1,120,214                   1,167,248
                                                                         ------------------          ------------------

Gross Profit                                                                     1,544,971                   1,833,264
                                                                         ------------------          ------------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                   597,429                     727,069
   Occupancy                                                                       541,770                     477,179
   Other selling and administrative                                                481,878                     977,162
                                                                         ------------------          ------------------

                                                                                 1,621,077                   2,181,410
                                                                         ------------------          ------------------

Loss from Operations                                                               (76,106)                   (348,146)
                                                                         ------------------          ------------------

Other Income (Expenses):
  Other, net                                                                        68,273                     105,839
  Interest expense                                                                 (55,664)                    (89,737)
                                                                         ------------------          ------------------

                                                                                    12,609                      16,102
                                                                         ------------------          ------------------

Net Loss                                                                           (63,497)                   (332,044)

Other Comprehensive Income:
   Foreign currency translation adjustment                                        (214,587)                   (231,849)
                                                                         ------------------          ------------------

Comprehensive Income                                                     $        (278,084)          $        (563,893)
                                                                         ==================          ==================


Basic Net Loss Per Common Share                                          $            (.02)          $            (.12)
                                                                         ==================          ==================

Weighted Average Common Shares Outstanding - Basic                               2,850,000                   2,831,250
                                                                         ==================          ==================





The accompanying notes are an integral part of these financial statements.
                                                        4

                             UNISERVICE CORPORATION

                      Consolidated Statements of Operations




                                                                                   Six Months Ended June 30,
                                                                         ----------------------------------------------
                                                                                2001                        2000
                                                                            (Unaudited)                 (Unaudited)
                                                                         ------------------          ------------------
Revenues                                                                 $       5,598,607           $       5,936,361
Cost of Operations                                                               2,226,511                   2,255,590
                                                                         ------------------          ------------------

Gross Profit                                                                     3,372,096                   3,680,771
                                                                         ------------------          ------------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                 1,283,270                   1,480,406
   Occupancy                                                                       945,712                     952,674
   Other selling and administrative                                              1,165,836                   1,657,545
                                                                         ------------------          ------------------

                                                                                 3,394,818                   4,090,625
                                                                         ------------------          ------------------

Loss from Operations                                                               (22,722)                   (409,854)
                                                                         ------------------          ------------------

Other Income (Expenses):
  Other, net                                                                       169,565                     207,772
  Interest expense                                                                (114,213)                  ( 133,262)
                                                                         ------------------          ------------------

                                                                                    55,352                      74,510
                                                                         ------------------          ------------------

Net Income (Loss)                                                                   32,630                    (335,344)

Other Comprehensive Income:
   Foreign currency translation adjustment                                        (123,702)                   (380,983)
                                                                         ------------------          ------------------

Comprehensive Income                                                     $         (91,072)          $        (716,327)
                                                                         ==================          ==================


Basic Net Income (Loss) Per Common Share                                 $             .01           $            (.12)
                                                                         ==================          ==================

Weighted Average Common Shares Outstanding - Basic                               2,850,000                   2,831,250
                                                                         ==================          ==================





The accompanying notes are an integral part of these financial statements.
                                                        5

                             UNISERVICE CORPORATION

                 Consolidated Statements of Stockholders' Equity


                                         Class A       Class B        Additional                  Accumulated Other     Total
                                         Common        Common          Paid-in        Retained      Comprehensive     Stockholders'
                                          Stock         Stock          Capital        Earnings      Income (Loss)        Equity
                                       ------------  -------------  --------------  -------------  ---------------   --------------
Balance at December 31, 2000           $       145   $        140   $   8,707,155   $    284,361   $   (2,204,872)   $   6,786,929

Net income (Unaudited)                           -              -               -         32,630                -           32,630

Foreign currency translation
  adjustment (Unaudited)                         -              -               -              -         (123,702)        (123,702)
                                       ------------  -------------  --------------  -------------  ---------------   --------------

Balance at June 30, 2001 (Unaudited)   $       145   $        140   $   8,707,155   $    316,991   $   (2,328,574)   $   6,695,857
                                       ============  =============  ==============  =============  ===============   ==============







The accompanying notes are an integral part of these financial statements.
                                                        6

                             UNISERVICE CORPORATION

                      Consolidated Statements of Cash Flows




                                                                                          Six Months Ended
                                                                                              June 30,
                                                                         ----------------------------------------------
                                                                                  2001                        2000
                                                                              (Unaudited)                 (Unaudited)
                                                                         ------------------          ------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                     $          32,630           $        (335,344)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                 215,854                     183,640
     Translation adjustment                                                       (123,702)                   (380,983)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                    7,483                      88,924
         Other receivables                                                         241,150                     404,785
         Inventory                                                                  33,407                      94,449
         Recoverable income taxes                                                   26,179                      69,608
         Other current assets                                                      128,466                     (25,372)
         Prepaid expense                                                                 -                      17,502
         Intangibles                                                               179,589                      59,947
         Deposits                                                                   11,192                      (2,249)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                    (308,947)                   (117,176)
         Deferred revenue                                                         (220,753)                   (101,000)
                                                                         ------------------          ------------------

Net Cash Provided by Operating Activities                                          222,548                     (43,269)
                                                                         ------------------          ------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                                 -                    (104,396)
   Proceeds from sale of property and equipment                                     36,851                           -
                                                                         ------------------          ------------------

Net Cash Provided by (Used in) Investing Activities                                 36,851                    (104,396)
                                                                         ------------------          ------------------









The accompanying notes are an integral part of these financial statements.
                                                        7

                             UNISERVICE CORPORATION

                Consolidated Statements of Cash Flows (Continued)




                                                                                          Six Months Ended
                                                                                              June 30,
                                                                         ----------------------------------------------
                                                                                  2001                        2000
                                                                              (Unaudited)                 (Unaudited)
                                                                         ------------------          ------------------
Cash Flows from Financing Activities:

   Net repayment of lines-of-credit                                      $         (69,602)          $         (76,443)
   Net advances (repayments) to related parties                                    (30,452)                     68,829
   (Repayment of) proceeds from long-term debt                                    (206,963)                     11,732
                                                                         ------------------          ------------------

Net Cash (Used in) Provided by Financing Activities                               (307,017)                      4,118
                                                                         ------------------          ------------------

Decrease in Cash and Cash Equivalents                                              (47,618)                   (143,547)

Cash and Cash Equivalents - Beginning of Period                                    218,665                     522,497
                                                                         ------------------          ------------------

Cash and Cash Equivalents - End of Period                                $         171,047           $         378,950
                                                                         ==================          ==================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                              $         114,213           $         133,262






The accompanying notes are an integral part of these financial statements.
                                                        8

                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

               (Unaudited) With Respect to June 30, 2001 and 2000


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

                             UNISERVICE CORPORATION

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into U.S. dollars (the reporting currency). The exchange rate used at June 30, 2001 and at December 31, 2000 for assets and liabilities was 631.71 pesos to U.S. $1.00 and 573.73 pesos to U.S. $1.00, respectively. Stockholders' equity components are translated at historical rates. The weighted average exchange rates used during the six months ended June 30, 2001 and the year ended December 31, 2000, respectively, for results of operation were 574.71 pesos to U.S. $1.00 and 537.64 pesos to U.S. $1.00.

              The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

              Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,850,000 and 2,830,000 for the periods ended June 30, 2001 and 2000, respectively. All warrants issued have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 40% of total revenues, as well as payroll and rent which represent 23% and 21% of total revenues, respectively, for the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Results of Operations

Gross revenues decreased from $5,936,361 for the six months ended June 30, 2000 to $5,598,607 for the six months ended June 30, 2001, a decrease of $337,754. This decrease in sales for the six months ended June 30, 2001 was prompted by a decrease in the number of Company restaurants.

Cost of operations for the six months ended June 30, 2001 decreased $29,079 from $2,255,590 for the six months ended June 30, 2000 to $2,226,511, a decrease of approximately 1%. The decrease in cost of operations is principally attributable to the decrease in the number of Company restaurants.

Gross profit percentages decreased 2% for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000, due to the increase in inflation and decline in revenues.

Payroll and employee benefits decreased to $1,283,270 for the six months ended June 30, 2001 from $1,480,406 for the six months ended June 30, 2000. This decrease of $197,136 is due to the economic restructuring the Company undertook during 2000 to reduce operating costs.

Occupancy expense decreased from $952,674 for the six months ended June 30, 2000 to $945,712 for the six months ended June 30, 2001, a decrease of $6,962.

Selling and administrative expenses for the six months ended June 30, 2001 were $1,165,836 compared to $1,657,545, for the six months ended June 30, 2000, a decrease of $491,709 due to the financial restructuring the Company undertook during the last quarter of 2000 and first quarter of 2001.

Other income (expenses) consisted of two major categories: other revenues and interest expense. Their composition is as follows:

                             UNISERVICE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (PepsiCo franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $207,772 for the six months ended June 30, 2000 to $169,565 for the six months ended June 30, 2001, a change of $38,207. For the six months ended June 30, 2001, approximately $98,000 relates to the amortization of deferred revenue and $72,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies, which decreased by $19,049 to $114,213 in June 30, 2001 from $133,262 in June 30, 2000. The decrease is due primarily to the average outstanding balance of debt during the related periods.

For the six months ended June 30, 2001, the Company had net income of $32,630 compared to a net loss of $335,344 for the six months ended June 30, 2000. The increase was due to the reduction in operating costs.

Liquidity and Capital Resources

At June 30, 2001, accounts receivable decreased by $7,483 to $71,191 from $78,674 at December 31, 2000, due to efforts in collections to improve operating cash flows.

Other receivables decreased to $250,388 at June 30, 2001 from $491,538 at December 31, 2000, a decrease of $241,150, due to the collection of the final installment due under the exclusivity agreement with ECUSA.

Other current assets decreased to $30,833 at June 30, 2001 from $159,299 at December 31, 2000, a decrease of $128,466, due to a decrease in sales taxes receivable and other prepaid expenses.

As a result of various Chilean government incentives designed to promote expansion and continued development of business in the country, the Company did not incur Chilean income taxes in 2001 or 2000. Tax credits for acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for the Company.

In September 2000, the Company entered into a seven-year agreement with ECUSA requiring the exclusive use by the Company of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by the Company would also be subject to the same agreement. In exchange for this exclusivity agreement, the Company received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. For the periods ended June 30, 2001, the Company recognized approximately $98,000 of the deferred revenue.

                             UNISERVICE CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company utilizes bank lines-of-credit for periodic operational expenses. At June 30, 2001, the Company had approximately $871,000 outstanding on its $1,000,000 line-of-credit facility.

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


ITEM 1:  Legal Proceedings
                  None


ITEM 2:  Changes in Securities and Use of Proceeds
                  None


ITEM 3:  Defaults upon Senior Securities
                  None


ITEM 4:  Submission of Matters to a vote of Securities Holders

                  On April 3, 2001, the Company held an annual meeting of its shareholders to elect six members of its board of directors to hold office until the proximate annual meeting of shareholders or until their successors are duly elected and qualified. Ricardo Vilensky, Avram Fritch, Mauricio Aguirre, Sergio Vivanco, Juan Carlos Cerda and Fernando Abud were elected to serve as directors of the Company. Subsequent to the meeting, effective May 24, 2001, the Company accepted the resignation of Avram Fritch as president and member of the board of directors of the Company. The Company named Mauricio Aguirre to replace Mr. Fritch and serve as president of the Company until the next annual meeting. The vacancy created by Mr. Fritch's resignation on the board of directors has not been filled.


ITEM 5:  Other Information

                  As previously reported on Form 8-K/A Current Report filed on August 9, 2001, the Board of Directors of the Company has determined that it is in the best interest of its shareholders to redirect the business of the Company. To facilitate this redirection and subject to shareholder and certain regulatory approval, the Company has agreed in principle to dispose of all its KFC restaurant operations and to acquire the Associated Automotive Group, Inc., a company located in Delray Beach, Florida. Associated Automotive Group, Inc., a Delaware corporation, is a holding corporation formed to own and operate various exotic car dealerships, automotive accessory and other automotive businesses throughout the United States. Associated Automotive Group, Inc. currently operates through its wholly-owned subsidiary, Motor Cars of South Florida, Inc., an exotic car dealership located in Delray Beach, Florida. In connection with the acquisition of Associated Automotive Group, Inc., the Company will sell its KFC restaurant operations to the Company's principal shareholder, Huillimapu S.A., a Chilean company. Ricardo Vilensky, chief executive officer and chairman of the Company, is the principal shareholder of Huillimapu, S.A. Upon consummation of the acquisition and disposition, current management of the Company will resign.

                  As previously reported on Form 8-K Current Report filed July 31, 2001, the Company received notification on June 12, 2001 that KyF Chile, its operating subsidiary, was in default of all franchise agreements by and between KyF Chile and Tricon Restaurants International. The purpose of the notice of default was to identify existing defaults in KyF Chile's contractual obligations and state a cure period within which all such defaults must be cured. On August 13, 2001, the Company entered into an agreement with Kentucky Fried Chicken International Holdings, Inc. which established a payment schedule for all outstanding debts under the franchise agreements. With the signing of this agreement and recognition of debt, the Company believes it is in full compliance with the franchise agreements.

                  Effective May 30, 2001, the Company withdrew its registration statement (File No. 333-31082) filed with the Securities and Exchange Commission. In addition, the stock exchange, stock purchase and other transactions contemplated within the registration statement were terminated.


ITEM 6:  Exhibits and Reports on Form 8-K

                  (a)     Exhibits required by Item 601 of Regulation S-B

                  (b)    Reports on Form 8-K
                         None

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated on August 20, 2001.


                                       UNISERVICE CORPORATION



                                  By:  /s/Ricardo Vilensky
                                       -----------------------------------------
                                       Ricardo Vilensky, President
                                       and Chief Executive Officer



                                  By:  /s/Mauricio Aguirre
                                       -----------------------------------------
                                       Mauricio Aguirre, Chief Financial Officer
                                       (authorized Chief Accounting Officer)