Form 10QSB
period 2001-09-30
UNISERVICE CORP/FL
filed 2001-11-13
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

Yes       [X]                      No       [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, there were 1,450,000 shares of Class A Common Stock, par value $.0001 per share, and 1,400,000 shares of Class B Common stock, par value $.0001 per share, outstanding.

                             UNISERVICE CORPORATION



                                      INDEX





Part I.           Financial Information


Item 1.           Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.          Other Information

                             UNISERVICE CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001 (UNAUDITED) AND
                                DECEMBER 31, 2000

                             UNISERVICE CORPORATION

                           Consolidated Balance Sheets


                              A S S E T S                       September 30, 2001        December 31, 2000
                                                                ------------------        -----------------
                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents                                    $         250,663          $        218,665
   Accounts receivable, net                                               145,210                    78,674
   Due from related parties                                               508,911                   385,508
   Other receivables                                                      236,452                   491,538
   Inventory                                                              565,819                   625,954
   Recoverable income taxes                                                21,962                    49,948
   Other current assets                                                    55,036                   159,299
                                                                -----------------          ----------------

         Total Current Assets                                           1,784,053                 2,009,586

Property and Equipment, net                                             9,008,903                 9,919,650
Intangibles, net                                                          198,437                   423,299
Deposits                                                                  461,657                   468,524
                                                                -----------------          ----------------

                                                                $      11,453,050          $     12,821,059
                                                                =================          ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines-of-credit                                              $         864,250          $        941,031
   Current maturities of long-term debt                                   211,370                   270,326
   Accounts payable and accrued expenses                                1,813,453                 2,837,973
   Current portion of deferred revenue                                    195,144                   195,144
                                                                -----------------          ----------------

         Total Current Liabilities                                      3,084,217                 4,244,474
                                                                -----------------          ----------------

Long-Term Liabilities:
   Long-term debt                                                         775,416                   922,493
   Deferred revenue, excluding current portion                            642,628                   867,163
                                                                -----------------          ----------------
                                                                        1,418,044                 1,789,656
                                                                -----------------          ----------------

Stockholders' Equity:
   Class A common stock                                                       145                       145
   Class B common stock                                                       140                       140
   Preferred stock                                                             -                         -
   Additional paid-in capital                                           8,707,155                 8,707,155
   Retained earnings                                                      318,601                   284,361
   Accumulated other comprehensive loss                                (2,075,252)               (2,204,872)
                                                                -----------------          ----------------

         Total Stockholders' Equity                                     6,950,789                 6,786,929
                                                                -----------------          ----------------

                                                                $      11,453,050          $     12,821,059
                                                                =================          ================

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Operations


                                                                              Three Months Ended September 30,
                                                                       -----------------------------------------------
                                                                              2001                         2000
                                                                       -----------------------------------------------
                                                                           (Unaudited)                 (Unaudited)
Revenues                                                               $        2,687,488           $        2,828,695
Cost of Operations                                                              1,195,073                    1,110,376
                                                                       ------------------           ------------------

Gross Profit                                                                    1,492,415                    1,718,319
                                                                       ------------------           ------------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                  558,142                      634,749
   Occupancy                                                                      301,297                      437,431
   Other selling and administrative                                               647,627                      787,642
                                                                       ------------------           ------------------

                                                                                1,507,066                    1,859,822
                                                                       ------------------           ------------------

Loss from Operations                                                              (14,651)                    (141,503)
                                                                       ------------------           ------------------

Other Income (Expenses):
  Other, net                                                                       55,266                       87,299
  Interest expense                                                                (39,005)                     (47,253)
                                                                       ------------------           ------------------

                                                                                   16,261                       40,046
                                                                       ------------------           ------------------

Net Income (Loss)                                                                   1,610                     (101,457)

Other Comprehensive Income:
   Foreign currency translation adjustment                                        253,322                      (71,595)
                                                                       ------------------           ------------------

Comprehensive Income (Loss)                                            $          254,932           $         (173,052)
                                                                       ==================           ==================


Weighted Average Common Shares Outstanding - Basic                              2,850,000                    2,831,250
                                                                       ==================           ==================

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Operations




                                                                               Nine Months Ended September 30,
                                                                       -----------------------------------------------
                                                                              2001                         2000
                                                                       -----------------------------------------------
                                                                           (Unaudited)                 (Unaudited)
Revenues                                                               $        8,286,095           $        8,765,056
Cost of Operations                                                              3,421,584                    3,365,966
                                                                       ------------------           ------------------

Gross Profit                                                                    4,864,511                    5,399,090
                                                                       ------------------           ------------------

Selling and Administrative Expenses:
   Payroll and employee benefits                                                1,841,412                    2,115,155
   Occupancy                                                                    1,247,009                    1,390,105
   Other selling and administrative                                             1,813,463                    2,445,187
                                                                       ------------------           ------------------

                                                                                4,901,884                    5,950,447
                                                                       ------------------           ------------------

Loss from Operations                                                              (37,373)                    (551,357)
                                                                       ------------------           ------------------

Other Income (Expenses):
  Other, net                                                                      224,831                      295,101
  Interest expense                                                               (153,218)                    (180,545)
                                                                       ------------------           ------------------

                                                                                   71,613                      114,556
                                                                       ------------------           ------------------

Net Income (Loss)                                                                  34,240                     (436,801)

Other Comprehensive Income:
   Foreign currency translation adjustment                                        129,620                     (452,578)
                                                                       ------------------           ------------------

Comprehensive Income (Loss)                                            $          163,860           $         (889,379)
                                                                       ==================           ==================


Weighted Average Common Shares Outstanding - Basic                              2,850,000                    2,831,250
                                                                       ==================           ==================

The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                 Consolidated Statements of Stockholders' Equity




                                     Class A       Class B         Additional                 Accumulated Other        Total
                                     Common        Common           Paid-in       Retained      Comprehensive      Stockholders'
                                      Stock         Stock           Capital       Earnings      Income (Loss)         Equity
                                      -----         -----           -------       --------      -------------         ------
Balance at December 31, 2000       $        145  $         140  $    8,707,155  $     284,361  $    (2,204,872)  $    6,786,929

Net income (Unaudited)                        -              -               -         34,240                -           34,240

Foreign currency translation
  adjustment (Unaudited)                      -              -               -              -          129,620          129,620
                                   ------------  -------------  --------------  -------------  ---------------   --------------


Balance at September 30, 2001
  (Unaudited)                      $        145  $         140  $    8,707,155  $     318,601  $    (2,075,252)  $    6,950,789
                                   ============  =============  ==============  =============  ===============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                             UNISERVICE CORPORATION

                      Consolidated Statements of Cash Flows




                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                       ------------------------------------------------------
                                                                                     2001                        2000
                                                                       ------------------------------------------------------
                                                                                 (Unaudited)                 (Unaudited)
Cash Flows from Operating Activities:
   Net income (loss)                                                        $          34,240          $        (436,801)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                    309,887                    299,221
     Translation adjustment                                                           867,190                   (452,578)
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                     (66,536)                   (30,329)
         Other receivables                                                            255,086                     66,150
         Inventory                                                                     60,135                     97,141
         Recoverable income taxes                                                      27,986                     61,334
         Other current assets                                                         104,263                      5,957
         Intangibles                                                                  224,862                     48,257
         Deposits                                                                       6,867                    (57,409)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                     (1,024,520)                   (33,899)
         Deferred revenue                                                            (224,535)                   242,986
                                                                            -----------------          -----------------

Net Cash Provided by (Used in) Operating Activities                                   574,925                   (189,970)
                                                                            -----------------          -----------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                             (136,710)                  (158,352)
                                                                            -----------------          -----------------

                             UNISERVICE CORPORATION




                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                       ------------------------------------------------------
                                                                                     2001                        2000
                                                                       ------------------------------------------------------
                                                                                 (Unaudited)                 (Unaudited)
Cash Flows from Financing Activities:
   Net repayment of lines-of-credit                                         $        (76,781)          $        (251,747)
   Net (repayments) advances to related parties                                     (123,403)                    398,203
   Repayments of long-term debt                                                     (206,033)                   (117,637)
                                                                            ----------------           -----------------

Net Cash (Used in) Provided by Financing Activities                                 (406,217)                     28,819
                                                                            ----------------           -----------------

Increase (Decrease) in Cash and Cash Equivalents                                      31,998                    (319,503)

Cash and Cash Equivalents - Beginning of Period                                      218,665                     522,497
                                                                            ----------------           -----------------

Cash and Cash Equivalents - End of Period                                   $        250,663           $         202,994
                                                                            ================           =================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                 $        153,218           $         180,545

Supplemental Disclosure of Non-Cash
   Investing Activities:

Effect of inflation on Property Plant and Equipment                                  737,570                           -

                             UNISERVICE CORPORATION

                   Notes to Consolidated Financial Statements

             (Unaudited) With Respect to September 30, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Uniservice Corporation, ("Uniservice"), a Florida corporation, was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF"). KyF is in the fast food service business and presently operates 31 restaurants of which the majority are located in Santiago, Chile. These restaurants are operated pursuant to franchise agreements with Tricon Restaurants International, Inc. ("Tricon"), the parent company of Kentucky Fried Chicken International Holdings.

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

         On September 30, 2000, KyF was divided into three separate entities of which Uniservice owns a 99.97% interest in each. Kentucky Foods Chile Ltda., Uniservice's fast food service division, maintains the restaurant operations. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains the administration division, which includes employee and personnel contracts. Collectively, Uniservice and its three operating subsidiaries are referred to as "KyF Chile" or the "Company".

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Uniservice and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                             UNISERVICE CORPORATION

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52, from Chilean pesos (the functional currency) into U.S. dollars (the reporting currency). The exchange rate used at September 30, 2001 and at December 31, 2000 for assets and liabilities was 672.95 pesos to U.S. $1.00 and 573.73 pesos to U.S. $1.00, respectively. Stockholders' equity components are translated at historical rates. The weighted average exchange rates used during the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively, for results of operations were 602.41 pesos to U.S. $1.00 and 537.64 pesos to U.S. $1.00.

         The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 2,850,000 and 2,830,000 for the periods ended September 30, 2001 and 2000, respectively. All warrants issued have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

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

The Company incurs costs primarily for raw food and paper supplies, which represent approximately 41% of total revenues, as well as payroll and rent which represent 22% and 15% of total revenues, respectively, for the three months ended September 30, 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Results of Operations
---------------------

Gross revenues decreased from $8,765,056 for the nine months ended September 30, 2000 to $8,286,095 for the nine months ended September 30, 2001, a decrease of $478,961. This decrease in sales for the nine months ended September 30, 2001 was prompted by economic conditions in Chile.

Cost of operations for the nine months ended September 30, 2001 increased $55,618 from $3,365,966 for the nine months ended September 30, 2000 to $3,421,584. The increase in cost of operations is principally attributable to an increase in the number of restaurants in operation during the nine months ended September 30, 2001.

Gross profit percentages decreased 3% for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000, due to the increase in costs of operations and decrease in revenues.

Payroll and employee benefits decreased to $1,841,412 for the nine months ended September 30, 2001 from $2,115,155 for the nine months ended September 30, 2000. This decrease of $273,743 is due to the economic restructuring of the Company commenced in late 2000 to reduce costs.

Occupancy expense decreased from $1,390,105 for the nine months ended September 30, 2000 to $1,247,009 for the nine months ended September 30, 2001, a decrease of $143,096, due to the restructuring of restaurant leases.

Selling and administrative expenses for the nine months ended September 30, 2001 were $1,813,463 compared to $2,445,187, for the nine months ended September 30, 2000, a decrease of $631,724 due to continuing restructuring which commenced during late 2000.

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Other income (expenses) consisted of two major categories: other revenues and interest expense. Their composition is as follows:

Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (PepsiCo franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from $295,101 for the nine months ended September 30, 2000 to $224,831 for the nine months ended September 30, 2001, a change of $70,270. For the nine months ended September 30, 2001, approximately $200,000 relates to the amortization of deferred revenue and $25,000 relates to refunds and credits from vendors.

The second category relates to interest expense paid to banks and leasing companies, which decreased by $27,327 to $153,218 in September 30, 2001 from $180,545 in September 30, 2000. The decrease is due primarily to the average outstanding balance of debt during the related periods.

For the nine months ended September 30, 2001, the Company had net income of $34,240 compared to a net loss of $436,801 for the nine months ended September 30, 2000. The increase was due to a reduction in payroll and employee benefits and selling and administrative expenses.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, accounts receivable increased by $66,536 to $145,210 from $78,674 at December 31, 2000, due to an increase in sales of food coupons.

Other receivables decreased to $236,452 at September 30, 2001 from $491,538 at December 31, 2000, a decrease of $255,086, due to the collection of the final installment due under the exclusivity agreement with ECUSA (the Chilean bottling company representing PepsiCo).

Other current assets decreased to $55,036 at September 30, 2001 from $159,299 at December 31, 2000, a decrease of $104,263, due to a decrease in sales taxes receivable and other prepaid expenses.

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

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


amortized ratably over a seven year period. For the period ended September 30, 2001, the Company recognized approximately $200,000 of the deferred revenue.

The Company utilizes bank lines-of-credit for periodic operational expenses. At September 30, 2001, the Company had approximately $864,000 outstanding on its $1,000,000 line-of-credit facility.

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


ITEM 1:  Legal Proceedings
         None


ITEM 2:  Changes in Securities and Use of Proceeds
         None


ITEM 3:  Defaults upon Senior Securities
         None


ITEM 4:  Submission of Matters to a vote of Securities Holders
         None


ITEM 5:  Other Information


         The Company will hold a Special Meeting of its shareholders on December 4, 2001. At the Special Meeting the shareholders of the Company will be asked to vote on the following matters:

         1. the sale of substantially all the assets of Uniservice by selling Uniservice's KFC operations and Chilean subsidiaries pursuant to the terms of a stock purchase agreement between Uniservice and Ricardo Vilensky,

         2. to approve the issuance of in excess of 19.99% of the presently issued and outstanding common stock of Uniservice and change in control of Uniservice through a share exchange in connection with the Company's acquisition of Associated Automotive Group, Inc.,

         3. to amend the Company's articles of incorporation to increase its authorized capital stock from 30,000,000 shares to 87,000,000 shares, increasing its authorized class A common stock to 80,000,000 shares;

         4. to amend the Company's articles of incorporation to change its name to Associated Automotive Group Incorporated; and

         5. other business which may properly come before the Special Meeting or any adjournment or postponement of the Special Meeting.

         The Company has filed a definitive proxy statement with the Securities and Exchange Commission dated November 8, 2001 in connection with the Special Meeting. If the matters disclosed in the proxy are approved by the shareholders of the Company, the Company intends to effectuate the stock purchase agreement and share exchange shortly thereafter.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)    Exhibits required by Item 601 of Regulation S-B

         (b)    Reports on Form 8-K

                         On August 1, 2001 the Company filed a Current Report on
Form 8-K disclosing a Notice of Default received from Tricon Restaurants International on June 12, 2001. This Notice of Default identified defaults in the Company's wholly-owned subsidiaries' contractual obligations to Tricon Restaurants International and stated a cure period within all defaults must have been cured. The Company believes it has cured all defaults and Tricon Restaurants International has not provided any further notice to the Company.

                         On August 7, 2001 and August 8, 2001 the Company filed
a Current Report on Form 8-K announcing that it had agreed in principle to dispose of its KFC operations in Chile and to acquire Associated Automotive Group, Inc., an exotic car dealership located in Delray Beach, Florida.

                                  SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.



                              UNISERVICE CORPORATION AND SUBSIDIARIES





                              By:  /s/ Ricardo Vilensky
                              -------------------------
                              Ricardo Vilensky, President
                              and Chief Executive Officer





                              By:  /s/ Maurico Aquire
                              -----------------------
                              Mauricio Aguirre, Chief Financial Officer
                              (authorized Officer and Chief Accounting Officer)





DATED:        November 13, 2001