Form 10KSB
period 2001-12-31
ASSOCIATED AUTOMOTIVE GROUP INC
filed 2002-04-16
CIK 1059024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-24681

                    ASSOCIATED AUTOMOTIVE GROUP INCORPORATED
                    ----------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida                                      65-0816177
               -------                                      -----------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


             2600 South Federal Highway, Delray Beach, Florida 33483
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (561)279-8700
                                  -------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:


          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                     Class A Common Stock, $.0001 par value
                     --------------------------------------
                                (Title of Class)

                          Class A Common Stock Warrants
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $10,410,111

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $15,450,283.75. ($2.75 on April 5, 2002)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 5, 2002: 12,202,822 Shares of Class A Common Stock and 1,610,000 Common Stock Purchase Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes    [ ]      No    [X]

                                Table of Contents

                                                                                 Page
                                                                                 ----
PART I

Item 1.       Description of Business                                              1
Item 2.       Description of Property                                              7
Item 3.       Legal Proceedings                                                    8
Item 4        Submission of Matters to a Vote of Security Holders                  8

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters             9
Item 6.       Management Discussion and Analysis                                  11
Item 7.       Financial Statements                                                13
Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                13

PART III

Item 9.       Directors, Executive Officers, Promoters and                        14
              Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.      Executive Compensation                                              17
Item 11.      Security Ownership of Certain Beneficial Owners and Management      20
Item 12.      Certain Relationships and Related Transactions                      21
Item 13.      Exhibits, Lists and Reports on Form 8-K                             22

PART I

Item 1.  Description of Business

History

         We were organized as a Florida corporation on November 21, 1997 under the name Uniservice Corp. and subsequently changed our name to Uniservice Corporation. We were formed for the purpose of acquiring Kentucky Foods Chile S.A., the Chilean franchisee of KFC restaurants. On August 4, 1998, we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of 1,400,000 shares of our class A common stock and 1,610,000 warrants to purchase shares of our class A common stock. On June 30, 2000, our operating subsidiary was divided into three separate entities, of which we own a 99.97% interest in each. The remaining interests are held by Ricardo Vilensky. The three subsidiaries are:

        o Kentucky Foods Chile Ltda. which contains our fast food service operations and includes purchases and sales.
        o Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all our assets, including machinery, equipment and restaurant leases.
        o Administradora de Servicios de Personal Millantue Ltda. which maintains our administration division, which includes employee and personnel contracts.

Collectively, these subsidiaries are referred to as Kentucky Foods Chile. The management structures of these companies are the same as initially established in Kentucky Foods Chile S.A. This change in structure was made to take advantage of certain Chilean tax benefits and comply with new Chilean labor reform.

         We were the holding company for Kentucky Foods Chile through January 2002. Through our 99% interest in Kentucky Foods Chile, we were the only KFC franchisee in Chile and the largest KFC franchisee in Central and South America. As of December 31, 2001, we owned and operated 31 KFC restaurants throughout Chile.

Subsequent Events

         As a result of the disappointing performance of our operations, we made a decision in July 2001 to change our line of business. On January 9, 2002, we completed the acquisition of 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation ("Associated Automotive"), in exchange for 9,367,822 shares of our class A common stock. Associated Automotive is a holding company which was formed to own and operate various highline and exotic car dealerships, accessory and other automotive businesses throughout the United States. At the time of the transaction, its assets consisted primarily of cash, accounts receivable and inventory of highline automobiles which were owned through its subsidiary Motorcars of South

Florida, Inc. located in Delray Beach, Florida. Motorcars of South Florida began business in Florida in 1994 and since its inception it has sought to differentiate itself by only offering the finest late model exotic and highline automobiles. Motorcars of South Florida carries an average inventory of 50 to 55 vehicles.

         On January 9, 2002, we also completed the sale of substantially all of our previous operating assets including 31 Kentucky Fried Chicken restaurants in the Santiago, Chile area. In this transaction, 825,000 shares of the 1,400,000 shares of our class B common stock held by our former president and chairman were canceled, and the balance of 575,000 shares of our class B common stock were converted into shares of our class A common stock on a one for one basis.

         In conjunction with these transactions, which were approved by our shareholders at a special meeting held on December 14, 2001, all of our previous officers and directors resigned their positions and our current officers and directors were elected, and we changed our name to Associated Automotive Group Incorporated.

         Effective January 9, 2002, we also acquired 100% of the issued and outstanding capital stock of C&K Auto Imports, Inc. from an unaffiliated third party in exchange for $500,000 in cash and 750,000 shares of our class A common stock. C&K owns a highline automotive dealership and a highline automotive wholesale operation and service facility, both located in New Jersey. C&K carries an average inventory of 60 to 70 vehicles.

         In February 2002, we signed a letter of intent to acquire Bache Leasing Corp. Located in the South Beach area of Miami Beach, Florida, it is the only automobile dealer and leasing company licensed to operate in South Beach. Established in 1983, Bache sells and leases new and pre-owned automobiles, specializing in luxury imports. Under the terms of the transaction, we will acquire 100% of the outstanding capital stock of Bache in exchange for 175,000 shares of our class A common stock, $100,000 in cash and options to purchase an additional 50,000 shares of our class A common stock. We will also arrange a separate credit facility to floor plan Bache's inventory.

         In February 2002, we also signed a letter of intent to acquire the assets of Royal Motors of Atlanta, Inc., a Rolls Royce and Bentley franchise including new and pre-owned vehicle sales, service and parts. Royal Motors also sells pre-owned highline and exotic vehicles. Under the terms of the transactions, we will acquire all of the business operating assets in exchange for approximately 350,000 shares of our class A common stock. We will also arrange a separate credit facility to finance the new car inventory.

         While we believe we will close both of these transactions during the second quarter of fiscal 2002, both the transaction with Bache and the transaction with Royal Motors are subject to the execution of definitive agreements and the satisfaction of certain conditions precedent. We cannot guarantee that either transaction will be consummated.

Industry

         The automotive retailing industry is highly competitive with respect to price, service, location and selection. With aggregate revenues in excess of $500 billion for franchised dealers alone, the industry is the largest retail market in the United States. Pre-owned vehicle sales in 2000 were estimated at $363 billion, of which $310 billion were generated by franchised and independent dealers and the balance in privately negotiated transactions. Despite the recent consolidation trend, the industry remains highly fragmented, with the top five publicly-traded automotive retailers controlling less than 5% of the new vehicle market. The highline vehicle market niche is even more fragmented, consisting principally of independent dealerships. Industry analysts believe that several economic and industry factors will lead to further consolidation of automotive retailers including the ever increasing capital requirements necessary to operate an automotive dealership and the management succession planning concerns of many current dealers.

         The demand for premium cars continues to grow, with forecasts predicting that the premium segment will grow about 50% by 2010. Based upon our internal research, we believe that the luxury side of the market historically outperforms the overall market in an economic downturn. We also believe that demographics are on the side of the luxury brands. The aging baby boomer generation, who are seeing their children move out and their mortgages paid down, can now splurge on an upscale car or sport utility vehicle. About half of all luxury vehicle sales are leases, compared to approximately 27% for the overall industry, and owners tend to return the car or truck after a two-to-five year period, nearly guaranteeing a future sale.

Our operating strategy

         We seek to differentiate ourselves by focusing our sales on late model, pre-owned exotic and highline automobiles. By refining and branding the experience of acquiring a luxury vehicle and acquiring additional independent automobile dealerships as well as franchised dealers, our goal is to become the leading operator of automotive retailers in our market segment.

         We believe featuring brand and product diversity, and offering a full line of complimentary automotive related products and services, both in-showroom and online, will allow us to generate incremental revenue increases resulting in higher profitability and thereby permit us to achieve higher levels of customer satisfaction. In addition, by the centralization of administrative functions and marketing strategies, and introduction of a formal training program and incentive-based compensation program for dealership personnel, we believe we can streamline operations, reduce overhead costs and increase overall sales. Our goal is to implement these strategies during the balance of fiscal 2002.

Our retail operations

         We offer a broad selection of makes and models of late model, low mileage previously owned vehicles, including Mercedes-Benz, Porsche, BMW, Range Rover, Jaguar, Ferrari and similar luxury and high performance vehicles. These vehicles generally range in price from $35,000 to

$250,000, with factory warranties remaining on 75% to 80% of the vehicles. We generally maintain a pooled inventory of up to approximately 125 vehicles at our dealerships. Because we carry a blended inventory, that comprised of many makes and models, we believe we provide potential customers with the widest selection possible of late model highline and exotic vehicles. In addition, a complete listing of our inventory is available on our web site at www.motorcarsautogroup.com. To enhance our customers confidence in our vehicles, prior to sale all vehicles will have received a full mechanical inspection, passed a comprehensive, 50-point pre-delivery checklist, all manufacturer required services on the vehicle will be up to date and the vehicle will have been detailed. We offer our customers the opportunity to purchase a 24 month extended warranty plan for all vehicles we sell, including those with expired factory warranties.

         Our business model also focuses on the expansion of our Internet sales opportunities. We currently operate a website through Motorcars of South Florida located at www.motorcarsautogroup.com which, through links with eBay.com and autotrader.com, generates approximately one-third of the sales of Motorcars of South Florida through purchase and sale leads leading to in-store sales. The website generates additional benefits to us, such as supplier/buyer contacts, and the international buyers' market of individuals looking to purchase automobiles in the United States. During the balance of fiscal 2002, we intend to consolidate and expand our retail Internet presence into one comprehensive web site with the following features:

         - Internet Showroom. Using our webcam system, a customer's computer can be turned into a virtual showroom.

         - Pre-qualification System. Our system permits submission of financing applications online for the pre-qualification of prospective customers before a showroom visit.

         - Online Inventory Search. Inventory pooled from our retail locations can be searched online, in our showroom or from the client's home or office, reducing overhead costs and increasing sales potential. Immediate delivery to our nearest dealership can be arranged for any in-stock vehicle.

         - Car Locator System. Even with our extensive inventory, our dealership network may not have the specific vehicle in stock that a prospective client requests. Using our database of hard to find, low mileage luxury or exotic vehicles and our dealer network, we can usually locate the requested vehicle and arrange for the sale and delivery.

         - Guest Book. Interactive guest services will include message boards, news, e-mail based newsletters, and a section where client can list their vehicle for sale.

         - Online Store. All the products in our boutiques and parts departments are also available online.

Our wholesale operations

         Both Motorcars of South Florida and C&K have wholesale divisions where we sell vehicles to other automotive dealers or through auctions. C&K's wholesale division has been wholesaling to other dealers nationwide since 1997 and is located in what has historically been the wholesale and auction capital of the nation for highline automobiles, accounting for approximately 15% of all wholesaled and auctioned automobiles in the United States. Through the acquisition of C&K, we are in the process of consolidating our wholesale buying operations, utilizing the combination of the experienced personnel from our various dealerships who each have in-place wholesale networks to oversee purchasing operations. We anticipate that this consolidation will be complete during the third quarter of fiscal 2002.

Sourcing and vehicle inventory management

         We acquire our inventory at automobile auctions, on a wholesale basis from other dealers, from private auto sellers and as trade-ins. Trade-ins which meet our internal guidelines are added to our inventory for resale, and vehicles which we believe do not meet our criteria are remarketed through our wholesale network. We believe our buying strategy provides an inventory of makes and models that reflect the tastes of the market and ensures that all dealerships are stocked with top quality vehicles.

         Prior to purchasing a vehicle for inventory, we evaluate it on the basis of its wholesale and reconditioning costs, and, for off-site purchases, we also evaluate its cost of delivery to the dealerships where it will be inventoried. Based upon our experience and success to date in acquiring vehicles from dealers, auctions and other sources, we believe that our current sources of vehicles will continue to be sufficient to meet current needs and to support our planned expansion.

         Our inventory is financed with cash and conventional floor plan financing. We have $2 million of floor plan financing at Motorcars of South Florida and $1 million at C&K.

Vehicle financing

         We customarily arrange consumer financing, both in the form of conventional installment loans and leases, with third party sources and we currently have relationships with leading banks and first tier financing sources, including South Trust Bank, SunTrust Bank and similar financing sources. Our finance division presently generates income from the financing we provide to our customers through the sale and servicing of the contract receivables we generate. Our arrangements with these third party lenders provides for payment of a fee to us at the time of the financing, and from time to time, we may agree to recourse on certain contracts, in which we agree to pay off the vehicle if the owner defaults, with third-party lenders. In those instances, the purchaser will have put down a substantial down payment, generally 30% to 40%. We do not, however, enter into recourse contracts on a regular basis and our losses from these arrangements have been minimal.

Marketing and advertising

         Our marketing strategies are focused on developing awareness of the advantages of purchasing vehicles from us. We market primarily through print advertisements in highline automotive publications including the Dupont Registry and Robb Report, and television commercials on local cable networks in the South Florida area. During the balance of fiscal 2002, we intend to expand our marketing strategies in national and regional markets to include television advertising on local and regional cable networks including financial and lifestyle channels. We also intend to incorporate a "one to one" marketing approach using e-mail marketing and an Electronic Customer Relations Management system (ECRM). We believe these approaches will be a strategic differentiation for us as it will also permit us to develop and maintain personalized relationships with our customers. We believe that the ECRM is cost-effective way for dealers to utilize technology to more effectively communicate with our customers and prospects helping to build and support loyal, long-standing relationships. ECRM provides Internet-based data management and acquisition services to improve customer retention and increase revenue in vehicle sales and service. We believe the ECRM system will help us communicate with our customers and prospects on a one-to-one basis with reliable, real-time data, creating a single view of our customer across our company including access to integrated customer and vehicle ownership data. We believe that by using knowledge about our customers that is accessed through ECRM, we can deliver personalized service and the right message to the right customer at the right time using the customer's preferred contact channel, whether it be by phone, fax or online.

Competition

         The pre-owned vehicle retail business, including our niche of highline and exotic vehicles, is highly competitive. Our competitors include both franchise and independent dealerships selling the same or similar makes of vehicles as those we offer, and our competitors include companies such as Symbolic Motorcars, Motorcars International, Marshall Goldman Motor Sales & Leasing, Isringhausen Imports and The Collection. We seek to distinguish our company from our competitors by offering top quality vehicles and outstanding, personalized customer service.

Regulations

         We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance related licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, financing, advertising and employment practices. These laws and regulations include extensive laws and regulations applicable to pre-owned motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

         Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales' laws. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

         Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

         Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.

         We believe that we do not have any material environmental liabilities and that compliance with such laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. However, environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions at current or future locations will not require additional expenditures by us, or that such expenditures would not be material.

Employees

         As of March 15, 2002, we had 15 hourly and salaried employees, including 2 executive level management, and 9 sales employees who worked on a commission basis. None of our employees are subject to a collective bargaining agreement.

Item 2.  Description of Property

         Until January 9, 2002, we leased, through KFC, approximately 4,000 square feet of executive offices in Santiago, Chile from Inmobiliaria KilKil S.A., an affiliate, at a rate of approximately $5,600 per month, plus common area maintenance and general expenses of approximately $1,100 per month. The lease was for ten years, ending May 1, 2007. Effective January 9, 2002, our executive offices and the Motorcars of South Florida's dealership are located at 2600 South Federal Highway, Delray Beach, Florida 33483, where we lease approximately 1.75 acres under two lease agreements at an aggregate base rental rate of $19,000 per month. The leases expire in 2003.

Item 3.  Legal Proceedings

         We are involved in legal proceedings arising in the ordinary course of business. We are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 14, 2001, we held a special meeting and four matters related to our share exchange with Associated Automotive were submitted to and approved by a vote of our shareholders. The number of votes cast for, against and abstentions for each matter is as follows:

o The sale of substantially all the assets of our company by selling our KFC operations and Chilean subsidiaries pursuant to the terms of a stock purchase agreement between our company and Ricardo Vilensky:

     Votes For:                14,806,380            Votes Against: 1,000
     Abstain:                  2,500

o Approval of proposal to issue in excess of 20% of our presently issued and outstanding common stock through a share exchange in connection with our acquisition of Associated Automotive:

     Votes For:                14,806,380            Votes Against: 1,000
     Abstain:                  2,500

o Approval (by separate voting class) of proposal to amend our articles of incorporation to increase the authorized capital stock from 30,000,000 to 87,000,000 shares, increasing the authorized class A common stock to 80,000,000 shares:

     Class A Votes For:        806,380               Votes Against: 1,000
     Abstain:                  2,500

     Class B Votes For:        14,000,000            Votes Against: None
     Abstain:                  None

o Approval of proposal to amend our articles of incorporation to change our name to Associated Automotive Group Incorporated.

     Votes For:                14,806,380            Votes Against: 1,000
     Abstain:                  2,500

         Our shareholders approved the matters by the requisite vote as required under Florida law and the Nasdaq Marketplace Rules. We effectuated the above matters on January 9, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

         Our class A common stock and our class A common stock warrants trade on the Nasdaq SmallCap Market under the symbols AAGI and AAGIW, respectively, and commenced their trading on August 4, 1998. Our class A common stock and warrants formerly traded under the symbols UNSRA and UNSRW, respectively. On March 22, 2002, the closing bid asked price of our common stock was $3.22. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These quotations, as reported by the Nasdaq Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                         High             Low
------                                         ----             ---

Common Stock

Quarter ended March 31, 2000                   $2.75            $2.00
Quarter ended June 30, 2000                    $2.90            $1.65
Quarter ended September 30, 2000               $2.75            $1.50
Quarter ended December 31, 2000                $2.86            $1.38
Quarter ended March 31, 2001                   $2.31            $2.00
Quarter ended June 30, 2001                    $1.75            $0.52
Quarter ended September 30, 2001               $2.60            $0.50
Quarter ended December 31, 2001                $3.65            $2.10

Warrants

Quarter ended March 31, 2000                   $0.65            $0.33
Quarter ended June 30, 2000                    $0.56            $0.18
Quarter ended September 30, 2000               $0.66            $0.25
Quarter ended December 31, 2000                $0.50            $0.19
Quarter ended March 31, 2001                   $0.22            $0.19
Quarter ended June 30, 2001                    $0.22            $0.06
Quarter ended September 30, 2001               $0.40            $0.05
Quarter ended December 31, 2001                $0.80            $0.10

         As of March 31, 2002, there were approximately 67 holders of record of our class A common stock. As of March 31, 2002, we had approximately 350 beneficial shareholders of our class A common stock. As of March 31, 2002, we had approximately 300 beneficial shareholders of our common stock purchase warrants.

         We have never paid dividends on our outstanding securities since our formation in November 1997.

Related Stockholder Matters

         On January 1, 2002, we issued an additional 35,000 shares of our class A common stock to Atlas Pearlman, P.A. as payment for legal services performed during 2000 and early 2001. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Atlas Pearlman, P.A. had access to information about our company and had the opportunity to ask questions about our company.

         Subsequent to year ended December 31, 2001, we issued the following securities pursuant to our share exchange agreement with Associated Automotive.

         On January 10, 2002, Ricardo Vilensky converted 575,000 shares of Class B common stock into shares of our Class A common stock. Pursuant to the conversion rights of the Class B shares we issued Mr. Vilensky 575,000 shares of our Class A common stock. The Class B shares were retired and returned to our treasury. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Mr. Vilensky, as former chief executive officer of our company, had access to information concerning our company and had the opportunity to ask questions regarding our company.

         Effective January 10, 2002, pursuant to a share exchange agreement dated January 9, 2002 with Associated Automotive Group, Inc., we issued an aggregate of 9,367,822 shares of our class A common Stock to the shareholders of Associated Automotive Group, Inc. and its affiliates. In connection with this transaction we issued shares to 45 individuals and entities. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The shareholders and affiliates had access to information about our company and had the opportunity to ask questions about our company.

         On February 5, 2002, pursuant to a stock purchase agreement entered into on January 22, 2002, effective January 9, 2002, by and between C&K Auto Imports, Inc. and Associated Automotive Group, Inc., we issued 750,000 shares of our class A common Stock to Doron Sauer (the sole shareholder of C&K). The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Mr. Sauer had access to information about our company and had the opportunity to ask questions about our company. The shares issued were in exchange for shares of Associated Automotive Group, Inc. held by Messrs. Tenzer and Jacoby and transferred to Sauer to facilitate the acquisition of C&K. Therefore, the shares received by Mr. Sauer had no dilutive effect on our company.

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

         We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements.

         In addition, management's discussion and analysis reflects our historical KFC operations and does not reflect the results of our current operations. Therefore, the information below may not be meaningful or helpful in relation to our operations as of January 10, 2002.

General Historical Information

         KFC generates operating revenues in two ways: sales of products from restaurant locations (approximately 93% of total revenues) and sales of coupon books (approximately 7% of total revenues). KFC incurs costs primarily for raw food and paper supplies, which represent approximately 43% of total revenues, as well as payroll and rent which represent 23% and 15% of total revenues, respectively, for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations

         Gross revenues decreased from $11,977,712 for the twelve months ended December 31, 2000 to $10,410,111 for the twelve months ended December 31, 2001, a decrease of $1,567,601. This decrease of 13% was prompted by a decrease in sales.

         Cost of operations for the twelve months ended December 31, 2001 decreased $211,050 from $4,641,544 for the twelve months ended December 31, 2000 to $4,430,494, a decrease of approximately 4.5%. The decrease in cost of operations is principally attributable to the decrease in sales and restructuring of operations and reduction in overhead undertaken in late 2000.

         Gross profit percentages decreased 3% for the twelve months ended December 31, 2001 when compared to the twelve months ended December 31, 2000, due to the decline in sales and slight increase in the cost of chicken.

         Payroll and employee benefits decreased to $2,379,547 for the twelve months ended December 31, 2001 from $3,251,563 for the twelve months ended December 31, 2000, a 26.8% decrease. This decrease of $872,016 is due to the economic restructuring KFC undertook during late 2000 to reduce operating costs.

         Occupancy expense increased from $1,524,543 for the twelve months ended December 31, 2000 to $1,600,585 for the twelve months ended December 31, 2001, an increase of $76,042 or 5%. The increase is due to the restructuring of certain leases in connection with KFC's economic restructuring.

         Selling and administrative expenses for the twelve months ended December 31, 2001 were $3,336,167 as compared to $2,426,914, for the twelve months ended December 31, 2001, a decrease of $909,253 or 27% due to the restructuring KFC undertook during late 2000.

         Other income (expenses) consisted of two major categories: other revenues and interest expense. Their composition is as follows:

         Other income includes advertising credits and refunds from vendors and suppliers and amortization of deferred revenue arising from the ECUSA (PepsiCo franchise and bottling company in Chile) exclusivity agreement. The decrease in this category was from approximately $285,000 for the twelve months ended December 31, 2000 to approximately $119,000 for the twelve months ended December 31, 2001, a change of approximately $166,000. For the twelve months ended December 31, 2001, approximately $167,000 relates to the amortization of deferred revenue and approximately $(48,000) relates to refunds and credits from vendors.

         The second category relates to interest expense paid to banks and leasing companies, which increased by approximately $4,000 to approximately $211,000 on December 31, 2001 from approximately $207,000 on December 31, 2000. The increase is due primarily to the average outstanding balance of debt during the related periods.

         For the twelve months ended December 31, 2001, KFC had net loss of $519,598 compared to a net loss of $1,087,389 for the twelve months ended December 31, 2000. The reduction of net loss was due to the reduction in operating costs and selling and administrative expenses, principally due to the operating restructuring KFC undertook in late 2000.

Liquidity and Capital Resources

         At December 31, 2001, accounts receivable increased by $10,433 or 13.2% to $89,107 from $78,674 at December 31, 2000, due to efforts in collections to improve operating cash flows.

         Due from related parties increased to $545,999 at December 31, 2001 from $385,508 at December 31, 2000, an increase of $160,491 or 41.6%. The increase is due to advances made to related companies during 2001.

         Other current assets decreased to $28,010 at December 31, 2001 from $159,299 at December 31, 2000, a decrease of $131,289 or 82.4%, due to a collection of sales taxes receivable and decrease in other prepaid expenses.

         At December 31, 2001, we had $1,152,379 outstanding on our line-of-credit facility. The increase of about $211,348 from $941,031 at December 31, 2000 was used to principally finance short term operations.

         As a result of various Chilean government incentives designed to promote expansion and continued development of business in the country, KFC did not incur Chilean income taxes in 2001 or 2000. Tax credits for acquisitions, rapid acceleration of depreciation, and employee education have resulted in the elimination of any current tax liability for KFC.

         In September 2000, KFC entered into a seven-year agreement with ECUSA requiring the exclusive use by KFC of Pepsi products for each of its existing KFC(R) restaurants. Additionally, the agreement provides that each new KFC(R) restaurant owned by KFC would also be subject to the same agreement. In exchange for this exclusivity agreement, KFC received and deferred approximately $1,300,000 net of tax, which is being recognized and amortized ratably over a seven year period. As of December 31, 2001, deferred revenue amounted to approximately $796,000 and KFC recognized approximately $167,000 of the deferred revenue as other income.

         KFC utilizes bank lines-of-credit for periodic operational expenses. At December 31, 2001, KFC had approximately $1,200,000 available on its line-of-credit facility.

Subsequent Events

         Subsequent to December 31, 2001 we completed the acquisition of Associated Automotive and its subsidiaries. For the year ended December 31, 2001, Associated Automotive sustained a net loss of $1.7 million on net sales of approximately $35 million. Management of Associated Automotive attributes a significant portion of the loss to:

- the events surrounding September 11,
- a concurrent write down of inventory, and
- legal, accounting and due diligence expenses related to the reverse acquisition of our company, the acquisition of C&K and other intended acquisitions.

Item 7.  Financial Statements

         The financial statements required by this report are included, commencing on F-1.

Item 8.  Changes In and Disagreements With Accountants

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and executive officers of Associated Automotive Group Incorporated

         The following table includes the names, positions held and ages of our executive officers and directors that served our company until the effectiveness of our share exchange agreement with Associated Automotive. In accordance with the share exchange, they resigned effective January 9, 2002.

Name                                 Age             Position
----                                 ---             --------
Ricardo Vilensky                      45             Chief Executive Officer and Chairman of the Board of
                                                     Directors

Mauricio Aguirre                      38             Chief Financial Officer, Secretary and Director

Juan Carlos Cerda                     45             Director

Sergio Vivanco                        47             Director

Fernando Abud                         50             Director

         The following table includes the names, positions held and ages of our executive officers and directors and key employees that were appointed to serve our company effective with the execution of our share exchange agreement with Associated Automotive Group, Inc. on January 9, 2002.

Name                                 Age             Position
----                                 ---             --------
Barry Tenzer                          69             Chief Executive Officer, President and Chairman of
                                                     the Board of Directors

David Jacoby                          37             Chief Financial Officer, Vice President and Director

Doron Sauer                           43             Director

William Weisman                       43             Director

Key Employees:

Marc Sporn                            39             General Manager

                                       14

Barry Tenzer, chief executive officer, president and chairman of the board of directors - age 69, has served as an officer and director of our company since January 9, 2002. Mr. Tenzer graduated from Cornell University with a bachelors of arts degree in 1953 and from New York University with an LLB, in 1956. Mr. Tenzer was admitted to the New York Bar Association in 1957 and practiced law in private practice until 1961. Since 1961, Mr. Tenzer has been involved in several public and private corporations, serving in varying capacities, from founder to general partner and from treasurer to chairman and chief executive officer. Mr. Tenzer founded Motorcars of South Florida, in 1994 and has been actively involved in its day to day operations since 1994.

David Jacoby, vice president, chief financial officer and director - age 37, has served as an officer and director of our company since January 9, 2002. Mr. Jacoby graduated from Fairleigh Dickinson University in 1988 with a bachelors degree in business administration. Mr. Jacoby, who has specialized in the exotic and highline automotive market for ten years, joined Motorcars of South Florida at its inception in 1994.

Doron Sauer, director - has served as a member of our board of directors since January 22, 2002. Mr. Sauer was a member of the Israeli air force from 1976 through 1979 where he gained experience as an aircraft electronic components technician. In 1982 he founded Doctor Auto, a mobile on-call car repair service located in New Jersey. In 1983 Mr. Sauer became involved in the sales of imported European vehicles when he organized Tri Star Auto, a private import company located in New Jersey. In 1985 he and a partner founded C & K Auto Sales, the predecessor to C & K Auto Imports, Inc. Shortly thereafter, he became the principal and sole shareholder of C&K. Mr. Sauer remained the principal and sole shareholder of C&K until he sold C&K to our company in January 2002.

William Weisman, Esq., director - age 43, has served as a director of our company since January 9, 2002. Mr. Weisman has been a shareholder and practicing attorney with the law firm of Mandel, Weisman & Brodie, P.A. since December 1984. Since 1995 Mr. Weisman has served as president and as a member of the board of directors of Friends of Sandoway House Nature Center, Inc., a non-profit corporation. He served as chairman of the board of directors of Sunniland Bank from 1995 to 1996. Mr. Weisman is a member of the Florida bar.

Key Employees

Marc Sporn, age 41, became associated with Motorcars of South Florida in July 2001 and was named General Manager in January 2002. For more than the past five years, Mr. Sporn has been a private investor and entrepreneur.

         There are no family relationships among any of our executive officers or directors.
                                       15

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

Committees of our board of directors

         We intend to appoint an additional independent director to our board of directors to comply with Nasdaq Marketplace Rules and corporate governance requirements. This individual may serve on the committees below, as designated by our board of directors.

         Our audit committee consists of William Weisman. Our audit committee reviews the work of the audit staff and direct reports to be prepared. Our audit committee oversees our continuous audit program to protect against improper and unsound practices and to furnish adequate protection for all of our assets and records. Our audit committee also acts as liaison to our independent certified public accountants, and conducts audit work as is necessary and receives written and oral reports from our independent certified public accountants.

         Our compensation and stock option committee consists of Messrs. William Weisman and David Jacoby. Our compensation and stock option committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

         We do not have a nominating committee.

         Of the four members of our board of directors, Mr. William Weisman is a non-employee directors. However, Mr. Weisman has provided Associated Automotive with legal services in 2001. He currently qualifies as an independent director as defined by the Nasdaq Marketplace Rules.

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

Item 10. Executive compensation

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2001. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2001. Effective January 10, 2002, pursuant to our share exchange, Mr. Vilensky and Mr. Aguirre are no longer employees or executive officers of our company.

                                                  Summary Compensation Table
                                                  --------------------------
                                                                                              Other Annual
Name and Principal Position          Year             Salary($)             Bonus ($)       Compensation ($)
---------------------------          ----             ---------             ---------       ----------------
Ricardo Vilensky, CEO,               2001              $175,000                  -0-               -0-
and Chairman                         2000              $ 80,000                  -0-               -0-
                                     1999              $ 80,000              $44,559           $36,000
Mauricio Aguirre, CFO,               2001              $145,000                  -0-               -0-

Employment agreements

         Pursuant to our share exchange with Associated Automotive, we have assumed the following employment agreements:

David Jacoby: On September 1, 2001, David Jacoby entered into an employment agreement with Associated Automotive to serve as vice president for a five year term. In consideration for his services Mr. Jacoby receives an annual base salary of $150,000 and a $500 per month expense account. In addition, Mr. Jacoby is provided with a company car and health care coverage for himself and his family.

Barry Tenzer: On July 26, 2001, Barry Tenzer entered into an agreement with Associated Automotive in connection with Associated Automotive's stock purchase of Motorcars of South Florida. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense account of $4,000 through July 2005. In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006.

Stock options

         During fiscal year 2001, there were no option or SAR grants to any persons, including any of our executive officers or directors.

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

Option exercises and holdings

         To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2001.

Directors' compensation

         Our non-employee directors are entitled to receive $200 plus expenses for attendance at each meeting of our board of directors, as well as reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at the meetings. We intend to purchase directors and officers insurance as soon as practicable to the extent that it is available and cost effective to do so.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides certain information regarding our common stock beneficially owned as of March 31, 2002 by:

         o each person who is known by us to own beneficially 5% or more of our common stock;
         o    each of our executive officers and directors; and
         o    all of our executive officers and directors as a group.

         Unless otherwise indicated, the business address for each beneficial owner is 2600 South Federal Highway, Delray Beach, Florida 33483.

          The conversion of our warrants are not taken into consideration in computing the ownership and voting percentages below. There are no longer any shares of our class B common stock issued nor outstanding.

                                        Number of Shares
Name and Address of                     of Common Stock          Ownership
 Beneficial Owner                      Beneficially Owned        Percentage
 ----------------                      ------------------        ----------

Barry Tenzer                                4,840,188              39.7%
David Jacoby                                  817,513               6.7%
Doron Sauer                                   750,000               6.1%
William Weisman                                 3,000             *
All executive officers and
All executive officers and
directors as a group (4 persons)            6,410,701              52.5%

* Less than one percent.

Item 12. Certain Relationships and Related Transactions

The following related transactions reflect our KFC operations:

         On August 4, 1998, we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of 1,400,000 shares of our class A common stock and 1,610,000 warrants to purchase shares of our class A common stock. Ricardo Vilensky, the beneficial shareholder of Kyoto, is our chief executive officer. On June 30, 2000, our operating subsidiary was divided into three separate entities, of which we own a 99.97% interest in each. The remaining interests are held by Ricardo Vilensky. Kentucky Foods Chile Ltda. contains our fast food service operations, which includes purchases and sales. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. contains all our assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains our administration division, which includes employee and personnel contracts. Collectively, these subsidiaries are referred to as Kentucky Foods Chile. The management structures of these companies are the same as initially established in Kentucky Foods Chile S.A. This change in structure was made to take advantage of certain Chilean tax benefits and comply with new Chilean labor reform.

         Mr. Vilensky's family owns a 50% interest in Ann Arbor Foods S.A. which owns 25 Domino's Pizza restaurants in Chile. He disclaims any beneficial ownership in Ann Arbor Foods.

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

         Sergio Vivanco, a member of our board of directors until January 2002, served as our Chilean legal counsel. In the year ended December 31, 2001 he received approximately $35,000 for his legal services from Kentucky Foods Chile. Fernando Abud, a member of our board of directors until January 2002, is a partner in the same law firm as Mr. Vivanco.

         Juan Carlos Cerda, a member of our board of directors until January 2002, also served as our tax advisor. He received approximately $10,000 per year for his services from Kentucky Foods Chile.

         Through January 10, 2002, we occupied our U.S. offices at no expense from Atlas Pearlman, P.A. The firm of Atlas Pearlman serves as our legal counsel.
                                       21

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit            Description
-------            -----------

2.1                Stock Purchase Agreement dated January 9, 2002 by and between
                   Inversiones Huillimapu S.A. and Uniservice Corporation (1)
2.2                Share Exchange Agreement between Uniservice Corporation,
                   Associated Automotive Group, Inc and Barry Tenzer (1)
3.1                Amended and Restated Articles of Incorporation (3)
3.1(b)             Articles of Amendment to the Amended and Restated Articles of
                   Incorporation(2)
3.2                Bylaws(3)
10.1               Stock Option Plan(3)
10.2               Stock Purchase Agreement between Associated Automotive Group,
                   Inc. and Doron Sauer*
21                 Subsidiaries*

(1) Incorporated by reference to the Report on Form 8-K as filed by the registrant on January 16, 2002.
(2) Incorporated by reference to the Definitive Proxy Statement filed by the registrant on December 3, 2001.
(3) Incorporated by reference to the Registration Statement on Form SB-2 (SEC file #50897).
* Filed Herein.

Reports on Form 8-K
-------------------

We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

                   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 15, 2002.

                                      Associated Automotive Group Incorporated


                                      By: /s/ Barry Tenzer
                                          ------------------------------------
                                          Barry Tenzer
                                          Chief Executive Officer

                   In accordance with the requirements of the Securities Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

         Signatures                                         Title                                  Date
         ----------                                         -----                                  ----
/s/Barry Tenzer                                 Chief Executive Officer,                    April 15, 2002
----------------------------------------        President, President and Director
Barry Tenzer

/s/David Jacoby                                 Vice President, Chief                       April 15, 2002
----------------------------------------        Financial Officer and Director
David Jacoby

/s/Doron Sauer                                  Director                                    April 15, 2002
----------------------------------------
Doron Sauer

/s/William Weisman                              Director                                    April 15, 2002
----------------------------------------
William Weisman

                             UNISERVICE CORPORATION

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     UNISERVICE CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS








                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report.................................................................     F-2

Consolidated Balance Sheet...................................................................     F-3

Consolidated Statements of Operations........................................................     F-4

Consolidated Statements of Stockholders' Equity..............................................     F-5

Consolidated Statements of Cash Flows........................................................     F-6

Notes to Consolidated Financial Statements...................................................     F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Uniservice Corporation and Subsidiaries
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of Uniservice Corporation and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniservice Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.





Miami, Florida
March 26, 2002

                     UNISERVICE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2001

                                   A S S E T S
Current Assets:
   Cash and cash equivalents                                       $    439,270
   Accounts receivable, net                                              89,107
   Due from related parties                                             545,999
   Other receivables                                                    109,083
   Inventory                                                            542,846
   Recoverable income taxes                                              78,313
   Prepaid expenses                                                      28,010
                                                                   ------------

         Total Current Assets                                         1,832,628

Property and Equipment, net                                           9,704,796
Intangibles, net                                                        242,453
Deposits                                                                438,031
                                                                   ------------

                                                                   $ 12,217,908
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines-of-credit                                                 $  1,152,379
   Current maturities of long-term debt                                 216,890
   Accounts payable and accrued expenses                              2,537,262
   Deferred revenue                                                     195,144
                                                                   ------------

         Total Current Liabilities                                    4,101,675
                                                                   ------------

Long-Term Liabilities:
   Long-term debt                                                       688,073
   Deferred revenue                                                     600,354
                                                                   ------------

         Total Long-Term Liabilities                                  1,288,427
                                                                   ------------

Stockholders' Equity:
   Class A - common stock                                                   145
   Class B - common stock                                                   140
   Preferred stock                                                           --
   Additional paid-in capital                                         8,707,155
   Accumulated deficit                                                 (235,237)
   Accumulated other comprehensive (loss) income                     (1,644,397)
                                                                   ------------

         Total Stockholders' Equity                                   6,827,806
                                                                   ------------

                                                                   $ 12,217,908
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                     Years Ended December 31, 2001 and 2000

                                                       2001            2000
                                                   ------------    ------------
Revenues                                           $ 10,410,111    $ 11,977,712
Cost of Operations                                    4,430,494       4,641,544
                                                   ------------    ------------

Gross Profit                                          5,979,617       7,336,168
                                                   ------------    ------------

Selling and Administrative Expenses:
   Payroll and employee benefits                      2,379,547       3,251,563
   Occupancy                                          1,600,585       1,524,543
   Other selling and administrative                   2,426,914       3,336,167
   Restructuring                                             --         389,413
                                                   ------------    ------------

                                                      6,407,046       8,501,686
                                                   ------------    ------------

Loss from Operations                                   (427,429)     (1,165,518)

Other Income (Expense):
   Interest expense                                    (210,943)       (206,607)
   Other, net                                           118,774         284,736
                                                   ------------    ------------

                                                        (92,169)         78,129
                                                   ------------    ------------

Net Loss                                               (519,598)     (1,087,389)

Other Comprehensive Income (Loss):
   Foreign currency translation adjustment              560,475        (162,044)
                                                   ------------    ------------

Comprehensive Income (Loss)                        $     40,877    $ (1,249,433)
                                                   ============    ============


Basic Net Loss Per Common Share                    $       (.18)   $       (.38)
                                                   ============    ============


Weighted Average Common Shares Outstanding-Basic      2,850,000       2,850,000
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    UNISERVICE CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                          Year Ended December 31, 2001



                                 Class A     Class B        Additional                    Accumulated Other         Total
                                 Common       Common         Paid-In         Retained       Comprehensive       Stockholders'
                                  Stock       Stock          Capital         Earnings       Income (Loss)          Equity
                               ----------- ------------  --------------   --------------    --------------     --------------
Balance at December 31, 2000   $       145 $        140  $    8,707,155   $      284,361    $   (2,204,872)    $    6,786,929

Net loss                                --           --              --         (519,598)               --           (519,598)

Foreign Currency translation
  adjustment                            --           --              --               --           560,475            560,475
                               ----------- ------------  --------------   --------------    --------------     --------------

Balance at December 31, 2001   $       145 $        140  $    8,707,155   $     (235,237)   $   (1,644,397)    $    6,827,806
                               =========== ============  ==============   ==============    ==============     ==============






The accompanying notes are an integral part of these consolidated financial statements.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                            2001           2000
                                                                        -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                             $  (519,598)   $(1,087,389)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                          568,614        608,688
     Foreign currency translation adjustment                                560,475       (162,044)
     Restructuring charge, net of cash expended                                  --        300,413
     Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                                (10,433)       156,585
         Long-term receivable                                                    --        332,000
         Other receivables                                                  382,455         61,926
         Inventory                                                           83,108        (44,019)
         Recoverable income taxes                                           (28,365)        74,058
         Other current assets                                               131,289        (47,375)
         Intangibles                                                        180,846         62,894
         Deposits                                                            30,493        (57,073)
       Increase (decrease) in:
         Accounts payable and accrued expenses                             (300,711)     1,292,750
         Deferred revenue                                                  (266,809)      (303,702)
                                                                        -----------    -----------

Net Cash Provided by Operating Activities                                   811,364      1,187,712
                                                                        -----------    -----------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                                   (353,760)    (1,161,916)
                                                                        -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

                     UNISERVICE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                     Years Ended December 31, 2001 and 2000

                                                              2001         2000
                                                            ---------    ---------
Cash Flows from Financing Activities:
   Net proceeds under lines-of-credit                       $ 211,348    $ 210,194
   Net proceeds from (advances to) related parties           (160,491)      30,928
   Payment of offering costs                                       --     (222,000)
   Net repayment of long-term debt                           (287,856)    (348,750)
                                                            ---------    ---------

Net Cash Provided by (Used in) Financing Activities          (236,999)    (329,628)
                                                            ---------    ---------

Increase (decrease) in Cash and Cash Equivalents              220,605     (303,832)

Cash and Cash Equivalents - Beginning of Year                 218,665      522,497
                                                            ---------    ---------

Cash and Cash Equivalents - End of Year                     $ 439,270    $ 218,665
                                                            =========    =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                   $ 210,943    $ 206,607
   Cash paid during the year for income taxes                  78,313       26,474


Supplemental Disclosure of Non-Cash Financing Activities:
   Equipment purchased under capital leases                        --      442,227

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-7

                     UNISERVICE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Uniservice Corporation, ("Uniservice"), a Florida corporation, was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s ("Kyoto") 99.97% interest in Kentucky Foods Chile, S.A. ("KyF") (See subsequent events footnote). KyF is in the fast food service business and presently operates 31 restaurants of which the majority are located in Santiago, Chile. These restaurants are operated pursuant to franchise agreements with Tricon Global Restaurants, Inc. ("Tricon"), the parent company of Kentucky Fried Chicken International Holdings.

         Basis of Presentation - In August 1998, Uniservice acquired 99.97% of Kyoto's interest in KyF Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of Uniservice's stock. In order to comply with Chilean law and the requirements of the Central Bank of Chile for foreign investments, two stock purchase agreements were effectuated at the time of the closing of the initial public offering of Uniservice's stock whereby (i) Kyoto purchased 1,399,900 shares of Uniservice Class B common stock for $2.2 million, and (ii) Uniservice purchased Kyoto's 99.97% interest in Kentucky Foods Chile, S.A. for $2.2 million. At the completion of the transaction, KyF Chile became a majority owned (99.97%) subsidiary of Uniservice. The substance of this transaction is an exchange of shares between Uniservice and Kyoto which was accounted for by the pooling of interests method.

         On June 30, 2000, KyF was divided into three separate entities of which Uniservice owns a 99.97% interest in each. Kentucky Foods Chile Ltda., Uniservice's fast food service division, maintains the restaurant operations. Administradora de Equipos, Maquinarias y Rentas Inmobiliarias Ltda. maintains all assets, including machinery, equipment and restaurant leases. Administradora de Servicios de Personal Millantue Ltda. maintains the administration division, which includes employee and personnel contracts. Collectively, Uniservice and its three operating subsidiaries are referred to as "KyF Chile" or the "Company".

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Uniservice and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Functional Currency - The consolidated financial statements have been translated in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", from Chilean pesos (the functional currency) into U.S. dollars (the reporting currency). The exchange rate used at December 31, 2001 for assets and liabilities was
         656.20 pesos to U.S. $1.00. Stockholders' equity components are translated at historical rates. The weighted average exchange rates used during the years ended December 31, 2001 and 2000, respectively, for results of operation were 643.09 pesos to U.S. $1.00 and 537.64 pesos to U.S. $1.00.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

         Revenue Recognition - Revenue is recognized at the point of sale of goods to customers on a daily basis.

         Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less. The Company places its cash with high credit quality financial institutions and, at times, maintains balances in excess of insured limits.

         Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying amounts at December 31, 2001.

         Accounts Receivable - In Chile, it is customary to offer various coupons and coupon books to corporations who provide meal services to their employees, as well as, for bonuses to customers. The Company bills the various corporations, on a monthly basis, for coupons redeemed and recognizes income, accordingly. Approximately 6% of revenues generated in 2001 and 2000 originated from coupon books. Included in accounts receivable are amounts due from various corporations in connection with coupon redemptions. Historically, the Company has experienced low levels of collection problems. As a result, the Company has provided an allowance for doubtful accounts of approximately $11,000 as of December 31, 2001. Concentrations of credit risk with respect to accounts receivables are reduced due to the large amount of customers and the strict local credit laws in Chile.

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

         Income Taxes - The Company was not liable for U.S. and Chilean income taxes for the years ended December 31, 2001 and 2000. All earnings were generated by the Chilean subsidiaries and no earnings were repatriated into the United States. No deferred tax assets or liabilities and the related tax provisions with regard to the Chilean operation have been provided, since it is management's position that they represent permanent deferrals.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Foreign Operations - As the Company operates exclusively in Chile, the volatility in both the economic and political environment is different than that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in Chile's and the surrounding countries' business and political environments.

         Earnings Per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 2,850,000, for the years ended December 31, 2001 and 2000. There are no common stock equivalents in the aforementioned periods.

         Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. For the years ended December 31, 2001 and 2000, comprehensive income (loss) approximated $41,000 and $(1,249,000), respectively.

         Advertising - Advertising costs, which are principally included in selling and administrative expenses, are expensed as incurred. Advertising expense was approximately $203,000 and $362,000 for the years ended December 31, 2000 and 2000, respectively.

         Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
         (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its useful life. Goodwill will be subject to a periodic impairment test based on its fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although earlier adoption is permitted. The Company has not adopted SFAS No. 141 and SFAS No. 142 for the year ended December 31, 2001.

         In October 201, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company will apply this standard January 1, 2002.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - OTHER RECEIVABLES

         Other receivables consist of the following at December 31, 2001:
         Advances to vendors                                         $   93,158
         Employee loans                                                   1,646
         Travel and other sundry advances                                14,279
                                                                     ----------
                                                                     $  109,083
                                                                     ==========

NOTE 3 - INCOME TAXES

         In Chile, the Company is subject to income taxes at a statutory rate of 15% of taxable income, as defined. For the years ended December 31, 2001 and 2000, the Company had no taxable income, due to various credits and incentives provided by the government of Chile. Therefore, no provision for income taxes were made. In addition, the Company made estimated income tax payments during those years and is due a refund.

         The following is a reconciliation of the statutory tax rates to the Company's effective rate:

                                                                            Years Ended December 31,
                                                                        --------------------------------
                                                                           2001                  2000
                                                                        -----------           ----------
              Statutory tax rate                                                15%                   15%
              Credits and incentives from government                           (15)                  (15)
                                                                        ----------            ----------
              Effective tax rate                                                 0%                    0%
                                                                        ==========            ==========

         As mentioned above, while the Company has incurred no income taxes for the years ended December 31, 2001 and 2000, it has made monthly estimated tax payments, which coupled with the aforementioned credits has yielded recoverable income taxes. Following are the components of recoverable income taxes at December 31, 2001:

              Recoverable income taxes at beginning of year
                                                                         $         49,948
              Payments of estimated income taxes                                   78,313
              Refunds received                                                    (49,948)
              Other, net                                                               --
                                                                         ----------------
              Recoverable income taxes at end of year                    $         78,313
                                                                         ================

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 4 - PROPERTY AND EQUIPMENT, NET

         Property and equipment, net at December 31, 2001 consists of the following:

              Furniture, fixtures and improvements                               $       9,193,639
              Office equipment and machinery                                             2,962,459
              Equipment under capital leases (Note 9)                                      889,990
              Other                                                                        792,656
                                                                                 -----------------

                                                                                        13,838,744

              Less accumulated depreciation and amortization                            (4,133,948)
                                                                                 -----------------
                                                                                 $       9,704,796
                                                                                 =================

         Depreciation expense approximated $569,000 and $609,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 5 - INTANGIBLES, NET

         Intangibles, net consist of the following at December 31, 2001:

              Goodwill                                                            $         98,561
              Franchisee fees, other rights, trademarks
                and patents                                                                193,203
                                                                                  ----------------

                                                                                           291,764

              Less accumulated amortization                                                (49,311)
                                                                                  ----------------
                                                                                  $        242,453
                                                                                  ================

         Intangibles, except for offering costs, are amortized using the straight-line method. Goodwill is amortized over a period of 40 years and trademarks, licenses and other are amortized over a period of 17 years. For the years ended December 31, 2001 and 2000, amortization expense amounted to approximately $5,000.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 6 - DEPOSITS

         KyF Chile conducts its operations in leased facilities which require security deposits based on the square footage, location, and term of each lease (see Note 16). Security deposits at December 31, 2001 amounted to approximately $438,000.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31, 2001:

              Vendors                                             $  2,226,989
              Royalties                                                240,566
              Sales tax                                                 52,562
              Salaries and other employee benefits                      17,145
                                                                  ------------
                                                                  $  2,537,262
                                                                  ============

NOTE 8 - LINES-OF-CREDIT AND LONG-TERM DEBT

         Lines-of-Credit

         The Company has lines-of-credit with several Chilean banks with monthly, semiannual and annual maturity dates. The lines-of-credit bear interest at rates ranging from 11% to 23% per annum and are collateralized by a personal guarantee from a stockholder and certain assets of the Company. As of December 31, 2001, approximately U.S. $1,200,000 was available to the Company in Chilean Pesos and UF. The UF (Unidad de Fomento, Incremental Unit) is an indexed unit of account expressed in pesos and adjusted according to inflation (CPI). At December 31, 2001, one U.F. was equivalent to 16,262.66 Chilean pesos.

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

         The weighted average interest rate was 9.0% for the years ended December 31, 2001 and 2000.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - LINES-OF-CREDIT AND LONG-TERM DEBT (Continued)

         Long-Term Debt

         Long-term debt consisted of the following:

              Loan payable - bank; effective interest rate of 7% at December 31,
               2001; payable in equal monthly installments of approximately
               $11,000, including interest, through July 2007; collateralized by
               real estate in Chile owned by a related party.                     $       388,520
              Capitalized Lease Obligation                                                516,443
                                                                                  ---------------
                                                                                          904,963
              Less current maturities                                                     216,890
                                                                                  ---------------
                                                                                  $       688,073
                                                                                  ===============

         Approximate aggregate maturities of long-term debt for the years subsequent to December 31, 2001 are as follows:

                       2002                                                       $       216,890
                       2003                                                               120,821
                       2004                                                               145,875
                       2005                                                               145,875
                       2006                                                               103,725
                       Thereafter                                                         171,777
                                                                                  ---------------
                                                                                  $       904,963
                                                                                  ===============

         Interest expense approximated $211,000 and $207,000 in 2001 and 2000, respectively.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

         KyF Chile leases various equipment under capital leases. The capital leases, in effect as of December 31, 2001, are scheduled to expire between the years 2002 and 2007. Amortization is computed by the straight-line method and has been included in depreciation. Accumulated amortization relating to those assets approximated $94,000 as of December 31, 2001.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 9 - CAPITAL LEASE OBLIGATIONS (Continued)

         Future minimum lease payments under non-cancelable lease agreements with third parties are as follows:

              Year Ending
              December 31,
                   2002                                                          $         79,493
                   2003                                                                    82,043
                   2004                                                                   110,095
                   2005                                                                   110,095
                   2006                                                                   110,095
                   Thereafter                                                             229,761
                                                                                 ----------------
                                                                                          721,582
                   Less:   Amount representing interest                                  (205,139)
                                                                                 ----------------
                                                                                 $        516,443
                                                                                 ================

NOTE 10 - DEFERRED REVENUE

         In September 1999, the Company entered into a seven-year agreement with ECUSA (the Chilean bottling company representing PepsiCo.). This agreement replaced a prior agreement with ECUSA entered into in August 1994. In exchange for committing to continue its exclusive use of Pepsi products, the Company received, net of tax, approximately $800,000, at the signing of the contract and a payment of $300,000 on January 15, 2000. The Company received an additional payment of $200,000 on January 15, 2001, net of tax. In addition to the above, ECUSA has agreed to remit, on a monthly basis, certain other payments amounting to $132,000 over the life of the contract.

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

         As of December 31, 2001, deferred revenue on the new agreement amounted to approximately $795,000. The Company recognized approximately $167,000 and $207,000 for the years ended December 31, 2001 and 2000, respectively.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY

         The Company is currently authorized to issue 20,000,000 shares of Class A non-voting common stock, which has one vote per share, 2,000,000 shares of Class B voting common stock, which has ten votes per share, 8,000,000 shares of undesignated common stock and 5,000,000 shares of preferred stock all at $.0001 per share par value.

         As of December 31, 2001, the Company had 1,450,000 shares of Class A common stock and 1,400,000 shares of Class B common stock issued and outstanding for a total of 2,850,000 shares outstanding.


NOTE 12 - OTHER INCOME (EXPENSE)

         Other, net, consists of the following at December 31:

                                                                     2001                      2000
                                                               ----------------          ----------------
              Amortization of deferred revenue                 $        166,557          $        207,000
              Incentive fee                                             222,769                    91,000
              Other, net                                               (270,552)                  (13,264)
                                                               ----------------          ----------------
                                                               $        118,774          $        284,736
                                                               ================          ================

NOTE 13 - LIQUIDITY AND CAPITAL RESOURCES

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

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments

         KyF Chile conducts its operations through retail restaurants, which are leased under terms ranging from six to 20 years through 2020. Most leases provide for one or more options to renew for at least one additional term. Generally, the terms of leases include a fixed minimum amount plus contingent rent based on a percentage of sales exceeding a stipulated amount. Total rent expense for the years ended December 31, 2001 and 2000 was approximately $1,601,000 and $1,525,000, respectively.

         Approximate future minimum lease payments as of December 31, 2001 are as follows:

              Year Ending
              December 31,
                   2002                                                  $       1,627,000
                   2003                                                          1,430,000
                   2004                                                          1,453,000
                   2005                                                          1,416,000
                   2006                                                          1,352,000
                   Thereafter                                                    7,395,000
                                                                         -----------------
                                                                         $      14,673,000
                                                                         =================

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

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         The agreement requires a monthly franchise fee of 5% of revenues, as defined, subject to a monthly minimum, which may be set and updated by Tricon from time to time. The agreement also requires the Company to contribute annually for advertising and promotions. Standard initial fees for the opening of a restaurant are $35,000. Franchise fees will increase to 6% on January 1, 2005 for the restaurants operating under the Tricon standard international agreement. Franchise fees totaled approximately $518,000 and $599,000 for the years ended December 31, 2001 and 2000, respectively. Approximately $241,000 of the 2001 franchise fees are payable to Tricon as of December 31, 2001.

                     UNISERVICE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         Chilean Statutory Severance Pay - Chilean law requires that employees be paid one month salary for each year worked by the employee when they are dismissed without cause. The payments are limited to a maximum of approximately $1,700 per month and in aggregate, $19,000 per employee. When the employee terminates his or her employment, no compensation is legally required.

         Off Balance Sheet Risk - The Company has guaranteed certain obligations for affiliated entities. As of December 31, 2001, these obligations amounted to approximately $100,000.

NOTE 16 - SUBSEQUENT EVENTS

         As a result of the disappointing performance of the Chilean operations, the Company made a decision on July 2001 to change its line of business. On January 9, 2002, the Company completed the acquisition of 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation ("Associated Automotive") and C & K Auto Imports, Inc., a New Jersey corporation, in exchange for 10,117,822 shares of the Company's Class A common stock. Associated Automotive is a holding company which was formed to own and operate various highline and exotic car dealerships and other automotive businesses through the United States.

         On January 9, 2002, the Company also completed the sale of substantially all the Company's operating assets including 31 Kentucky Fried Chicken restaurants in the Santiago, Chile area. In this transaction, 825,000 shares out of the 1,400,000 shares outstanding of the Class B common stock held by the Company's former president and chairman were canceled, and the balance of 575,000 shares of the Class B common stock were converted into shares of Class A common stock on a one for one basis.

         In connection with the acquisition of Associated Automotive on January 9, 2002, the name of the Company was changed to Associated Automotive Group Incorporated and the Company increased its authorized Class A common stock to 80,000,000 shares.

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS








                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report.................................................................     F-21

Consolidated Balance Sheet...................................................................     F-22

Consolidated Statements of Operations........................................................     F-23

Consolidated Statements of Stockholders' Equity..............................................     F-24

Consolidated Statements of Cash Flows........................................................     F-25

Notes to Consolidated Financial Statements...................................................     F-26

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders
Associated Automotive Group, Inc. and Subsidiary
Delray Beach, Florida


We have audited the accompanying consolidated balance sheet of Associated Automotive Group, Inc. and Subsidiary (the "Company" or "AAGI") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Automotive Group, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Miami, Florida
April 9, 2002

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2001

                                   A S S E T S

Current Assets:
   Cash, net                                                                  $    36,562
   Accounts receivable, net                                                       545,071
   Other receivables                                                                5,985
   Inventories                                                                  2,527,198
   Due from related parties                                                       679,828
   Prepaid expenses                                                                43,987
                                                                              -----------

         Total Current Assets                                                   3,838,631

Property and Equipment, net                                                       229,878

Deposits and other assets                                                         238,502
                                                                              -----------

                                                                              $ 4,307,011
                                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                          624,499
   Note payable - floor plan                                                    1,151,819
   Bank loan payable                                                               85,000
   Current portion of capital lease obligations                                     8,147
   Customer deposits                                                              165,499
                                                                              -----------

         Total Current Liabilities                                              2,034,964
                                                                              -----------

Obligations Under Capital Lease, net of current portion                             7,472
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
   Common stock; $.001 par value, 50,000,000 shares authorized;
     5,266,665 issued and outstanding                                               5,267
Preferred stock; $.001 par value 10,000,000 shares authorized and un-issued
   Additional paid-in capital                                                   6,380,284
   Accumulated deficit                                                         (4,120,976)
                                                                              -----------

         Total Stockholders' Equity                                             2,264,575
                                                                              -----------

                                                                              $ 4,307,011
                                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                      For the Year Ended December 31, 2001


Sales:
   Retail                                                        $ 18,578,546
   Wholesale                                                       16,503,550
                                                                 ------------

                                                                   35,082,096
                                                                 ------------

Cost of Sales:
   Retail                                                          17,917,348
   Wholesale                                                       16,293,949
                                                                 ------------

                                                                   34,211,297
                                                                 ------------

Gross Profit                                                          870,799

Finance, Insurance, Warranty and Other Income, net                    268,413
                                                                 ------------

Income From Operations Before Operating
   Expenses and Interest Expense                                    1,139,212

Operating Expenses                                                  2,593,475
                                                                 ------------

Loss From Operations                                               (1,454,263)
                                                                 ------------

Other Expenses:
   Interest Expense                                                  (170,934)
   Loss on worthless securities write-off                             (90,000)
                                                                 ------------

                                                                     (260,934)
                                                                 ------------

Net Loss                                                         $ (1,715,197)
                                                                 ============





The accompanying notes are an integral part of these consolidated financial statements.

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                      For the Year Ended December 31, 2001





                                                          Additional                                      Total
                                       Common               Paid-In             Accumulated           Stockholders'
                                       Stock                Capital               Deficit                Equity
                                   -------------       ---------------       ---------------         --------------
Balance, January 1, 2001           $         100       $     5,108,266       $    (2,405,779)        $    2,702,587

Issuance of common stock                   5,167             1,172,018                    --              1,177,185

Conversion of shareholder's
  note payable to capital                     --               100,000                    --                100,000

Net Loss                                      --                    --            (1,715,197)            (1,715,197)
                                   -------------       ---------------       ---------------         --------------


Balance, December 31,  2001        $       5,267       $     6,380,284       $    (4,120,976)        $    2,264,575
                                   =============       ===============       ===============         ==============











The accompanying notes are an integral part of these consolidated financial statements.

                ASSOCIATED AUTOMOTIVE GROUP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                      For the Year Ended December 31, 2001

Cash Flows from Operating Activities:
   Net loss                                                                          $(1,715,197)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                       111,162
     Bad debts                                                                           128,614
   Changes in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                                                               611,318
       Other receivables                                                                  (5,984)
       Inventories                                                                     1,292,514
       Prepaid expenses                                                                      257
       Other assets                                                                     (127,373)
     Increase (decrease) in:
       Cash overdraft                                                                    (67,718)
       Accounts payable and accrued expenses                                            (298,838)
       Customer deposits                                                                 107,405
                                                                                     -----------

Net Cash Provided by Operating Activities                                                 36,160
                                                                                     -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                                    (13,017)
   Advances to related parties                                                          (571,944)
                                                                                     -----------

Net Cash Used in Investing Activities                                                   (584,961)
                                                                                     -----------

Cash Flows from Financing Activities:
   Net repayment of note payable - floor plan                                           (780,274)
   Principal payments on obligations under capital lease                                  (6,777)
   Proceeds from bank loan payable                                                        85,000
   Proceeds from issuance of common stock                                              1,177,185
                                                                                     -----------

Net Cash Provided by Financing Activities                                                475,134
                                                                                     -----------

Net Decrease in Cash                                                                     (73,667)
Cash - Beginning of Year                                                                 110,229
                                                                                     -----------

Cash - End of Year                                                                   $    36,562
                                                                                     ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                            $   178,036

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Stockholder loans converted to additional paid-in capital                             100,000

The accompanying notes are an integral part of these consolidated financial statements.

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                          Notes to Financial Statements
                      For the Year Ended December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Associated Automotive Group, Inc. (the "Company" or "AAGI"), a Nevada corporation, is a holding company, which was formed to own and operate various highline and exotic car dealerships, accessory and other automotive businesses throughout the United States. In July 2001, the Company acquired 100% of the common stock of Motorcars of South Florida, Inc., which has operated an automobile dealership located in Delray Beach, Florida since its inception in 1994. The Company's principal business is the retail and wholesale sales of pre-owned luxury automobiles.

         Principles of Consolidation - The consolidated financial statements include the accounts of Associated Automotive Group, Inc. and its wholly owned subsidiary, Motorcars of South Florida, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

         Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. However, the Company occasionally maintains cash balances in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company's management believes the Company is not exposed to any significant credit risk on their cash balances. Concentrations of credit risk with respect to trade receivables are reduced due to the Company's large number of customers. The Company conducts credit evaluations of its customers and may or may not require collateral or other security from these customers. On occasion, defaults occur on trade receivables. Therefore, the Company maintains an allowance for doubtful accounts, which was $278,274 as of December 31, 2001.

         The Company's finance division generates income from the sale of contract receivables from the financing provided to customers. The Company's arrangements with these third party lenders provide for payment of a fee to the Company at the time of financing. From time to time, the Company may agree, at the time of sale, to pay off the finance company if the customer defaults on its obligation. In those instances, the purchaser is required put down a substantial down payment, generally 30% to 40% of the purchase price. The Company does not, however, enter into recourse contracts on a regular basis. Losses from these arrangements have been minimal.

         Inventories - Automobiles are valued at the lower of cost or market. The cost of automobiles is determined on a specific unit basis. As of December 31, 2001, inventories amounted to $2,527,198.

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                    Notes to Financial Statements (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the assets estimated useful lives ranging from 3 to 7 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The cost of repairs and maintenance is charged to expense as incurred. Significant renewals and betterments are capitalized.

         Investment - In 2000, the Company purchased shares of common stock in a non-public company for $90,000. The Company in the past classified this investment as a non-marketable security carried at historical cost. In 2001, the non-public company filed for bankruptcy and AAGI wrote off the full amount of the investment, which is reflected in the consolidated statement of operations for the year ended December 31, 2001.

         Revenue Recognition - The Company recognizes revenue from vehicle sales upon transfer of title to the customer. Finance, insurance and warranty revenues are recognized upon the sale of the finance, insurance or warranty contract.

         Advertising - Advertising costs are charged to operations in the year incurred. Total advertising costs for the year ended December 31, 2001 was approximately $210,000.

         Organization Costs - The Company accounted for organization costs in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which requires organization costs to be expensed as incurred. During the year ended December 31, 2001, approximately $64,000 of start-up and organizational costs were charged to operations.

         Fair Values of Financial Instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, accounts receivable, accounts payable, note payable and loan payable approximate their carrying amounts at December 31, 2001.

         Recently Issued Accounting Standards - In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Company will not amortize goodwill and, instead will conduct an annual impairment test of the remaining goodwill. The Company does not expect that the adoption of SFAS No. 141 will have a significant immediate impact on the financial condition or results of operations of the Company.

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                    Notes to Financial Statements (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - CASH

         At December 31, 2001, cash consisted of the following:

              Cash in bank                                                        $         170,607
              Checks drawn against future deposits                                         (134,045)
                                                                                  -----------------
                                                                                  $          36,562
                                                                                  =================

NOTE 3 - PROPERTY AND EQUIPMENT

         At December 31, 2001, property and equipment consisted of the following:

              Furniture and equipment                                             $         265,468
              Leasehold improvements                                                        334,199
                                                                                  -----------------

                                                                                            599,667

              Less accumulated depreciation                                                 369,789
                                                                                  -----------------
                                                                                  $         229,878
                                                                                  =================

         Depreciation and amortization expense for the year ended December 31, 2001 was approximately $111,000.

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                    Notes to Financial Statements (Continued)

NOTE 4 - NOTES PAYABLE - FLOOR PLAN

         The Company has $2,000,000 of available financing under a revolving floor plan line-of-credit due on demand, expiring August 9, 2005 to finance the purchase of inventory. As of December 31, 2001, the balance due on the note payable - floor plan was $1,151,819. The note is collateralized by a lien on the Company's inventory and is personally guaranteed by a stockholder of the Company. Interest is payable monthly on the outstanding balance at 2% over the bank's prime rate with a floor rate of 8%. At December 31, 2001, the interest rate payable on the note was the floor rate of 8%. The note payments are due within five business days from the sale of the related inventory items. At various times and subsequent to December 31, 2001, the Company has been out-of-trust under the terms of its floor plan line-of-credit agreement. Management of the Company expects continued forbearance from its lender.

NOTE 5 - DUE FROM RELATED PARTIES

         At December 31, 2001, the amount due from related parties arises from non-interest bearing short-term cash advances and other loans to officers, shareholders and key employees of the Company. The balance due from related parties amounted to $679,828 as of December 31, 2001.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

         The Company acquired office equipment under the provisions of long-term leasing arrangements classified as capitalized leases, which expire on various dates through 2003. The assets securing the capitalized leases have an original cost of $35,434 and accumulated depreciation of $16,292 at December 31, 2001. Depreciation expense on these assets was $7,164 for the year ended December 31, 2001.

         The future minimum payments under these leases are as follows:

              2002                                         $           8,725
              2003                                                     8,002
                                                           -----------------

                                                                      16,727
              Less amount representing interest                        1,108
                                                           -----------------

                                                                      15,619
              Less current portion                                     8,147
                                                           -----------------

                                                           $           7,472
                                                           =================

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                    Notes to Financial Statements (Continued)

NOTE 7 - INCOME TAXES

         The Company incurred a net loss of approximately $1,715,000 for the year ended December 31, 2001. The potential benefit of all losses incurred subsequent to the July 26, 2001 stock purchase agreement in connection with the purchase of Motorcars of South Florida, Inc. is available to offset against future taxable income. These losses may be recognized in a subsequent period once it is more likely than not that such benefit will be realized.

         Motorcars of South Florida, Inc. prior to the stock purchase agreement was an S corporation. Therefore, the losses incurred prior to the July 26, 2001 stock purchase agreement shall be passed directly to the shareholder of Motorcars of South Florida, Inc.

NOTE 8 - LIQUIDITY AND CAPITAL RESOURCES

         The accompanying consolidated financial statements report that the Company incurred an operating loss of approximately $1,715,000 for the year ended December 31, 2001. In addition, as of December 31, 2001, the Company has an accumulated deficit of approximately $4,121,000.

         Subsequent to December 31, 2001, the Company raised capital through a private placement and additional capital may be raised through private placement. In addition, in January 2002, the Company completed the acquisition of C&K Auto Imports, Inc. whose audited financial statements for the year ended December 31, 2001 reported net income of approximately $113,000 and cash flow from operating activities of approximately $394,000. The Company's management believes they can reduce operating expenses, restore profitability and raise additional capital as needed. In addition, as previously addressed, management of the Company expects continued forbearance from its lender regarding automobiles that are out of trust. The availability of adequate financing and capital is essential to the Company's future operations. No assurance can be given that the Company will be successful in these efforts.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases showroom and office space in Delray Beach, Florida under two operating leases expiring in 2003. Additional parking is leased on a month to month basis and may be cancelled at any time. Rent expense for the year ended December 31, 2001 was $217,500.

                        ASSOCIATED AUTOMOTIVE GROUP INC.
                    Notes to Financial Statements (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Future minimum rental payments (excluding property and sales taxes) under non-cancelable operating leases as of December 31, 2001 are as follows:

              2002                                      $      108,000
              2003                                              42,000
                                                        --------------

                                                        $      150,000
                                                        ==============

         Litigation - The Company is involved in various legal proceedings arising in its ordinary course of business. Management, after consulting with legal counsel, is of the opinion that the ultimate outcome of these legal proceedings will not have a material effect on the Company's financial position or results of operations.

         Employment Agreements - On September 1, 2001, David Jacoby entered into an employment agreement with the Company to serve as vice president for a five-year term. In consideration for his services, Mr. Jacoby receives an annual base salary of $150,000 and a $500 per month expense allowance. In addition, Mr. Jacoby is provided with a company car and health care coverage for himself and his family.

         On July 26, 2001, Barry Tenzer entered into a stock purchase agreement with the Company in connection with the purchase of Motor Cars of South Florida, Inc. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense allowance of $4,000 through July 2005. In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006.

NOTE 10 - SUBSEQUENT EVENTS

         On January 9, 2002, 100% of the outstanding capital stock of the Company was acquired by Uniservice Corporation in exchange for 9,367,822 shares of Uniservice's Class A common stock which trades on the NASDAQ Small Cap Market. Subsequently, the name of the acquiring company was changed from Uniservice Corporation to Associated Automotive Group Incorporated.

         Effective January 9, 2002, the Company acquired 100% of the issued and outstanding capital stock of C&K Auto Imports, Inc. ("C&K") from an unaffiliated third party for $500,000 in cash and 750,000 shares of Associated Automotive Group Incorporated Class A common stock. C&K owns a highline automotive dealership and a highline automotive wholesale operation and service facility in New Jersey.