Form 10QSB
period 2002-03-31
ASSOCIATED AUTOMOTIVE GROUP INC
filed 2002-05-20
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________________.

Commission file number:    0-24681


                    ASSOCIATED AUTOMOTIVE GROUP INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

             2600 South Federal Highway, Delray Beach, Florida 33483
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (561) 279-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes        [X]                        No          [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2002, 12,202,822 shares of $.0001 par value common stock were outstanding.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES


                                      INDEX




PART I.       Financial Information.


ITEM 1.       Financial Statements (Unaudited).


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      Other Information.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for a full year or of future periods.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001



                            A S S E T S                                    March 31, 2002            December 31, 2001
                                                                          ----------------            ----------------
                                                                            (Unaudited)
Current Assets:
   Cash, net                                                              $        901,447            $         36,562
   Accounts receivable, net                                                      1,812,495                     551,056
   Inventories                                                                   5,333,384                   2,527,198
   Due from related parties                                                        809,930                     679,828
   Prepaid expenses                                                                 81,736                      43,987
                                                                          ----------------            ----------------

         Total Current Assets                                                    8,938,992                   3,838,631

Property and Equipment, net                                                        231,446                     229,878
Goodwill                                                                           819,510                           -
Deposits and other assets                                                          612,381                     238,502
                                                                          ----------------            ----------------

                                                                          $     10,602,329            $      4,307,011
                                                                          ================            ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                  $      2,532,780                     624,499
   Notes payable - floor plans                                                   1,997,351                   1,151,819
   Bank loan payable                                                                     -                      85,000
   Customer deposits                                                                20,024                     165,499
                                                                          ----------------            ----------------

         Total Current Liabilities                                               4,550,155                   2,026,817
                                                                          ----------------            ----------------

Long-Term Debt                                                                      43,259                      15,619
                                                                          ----------------            ----------------

Commitments and Contingencies

Stockholders' Equity:
   Class A, Common stock; $.0001 par value,
      80,000,000 shares authorized,
      12,202,822 shares issued and outstanding                                       1,220                       5,267
   Class B, Common stock; $.001 par value,
      2,000,000 shares authorized and un-issued                                          -                           -
   Preferred stock; $.0001 par value
     15,000,000 shares authorized and un-issued                                          -                           -
   Additional paid-in capital                                                   10,240,927                   6,380,284
   Accumulated deficit                                                          (4,233,232)                 (4,120,976)
                                                                          ----------------            ----------------

         Total Stockholders' Equity                                              6,008,915                   2,264,575
                                                                          ----------------            ----------------

                                                                          $     10,602,329            $      4,307,011
                                                                          ================            ================

The accompanying notes are an integral part of these consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2002 and 2001

                                                                 2002                       2001                      2001
                                                          -----------------           -----------------         ----------------
                                                              (Unaudited)               (Unaudited)               (Pro Forma)
Sales:
   Retail                                                 $      10,782,530           $       5,545,275         $     11,988,244
   Wholesale                                                      6,457,776                   6,838,484                7,000,957
                                                          -----------------           -----------------         ----------------

                                                                 17,240,306                  12,383,759               18,989,201
                                                          -----------------           -----------------         ----------------

Cost of Sales:
   Retail                                                        10,307,040                   5,281,073               11,712,579
   Wholesale                                                      6,264,502                   6,766,554                6,597,315
                                                          -----------------           -----------------         ----------------

                                                                 16,571,542                  12,047,627               18,309,894
                                                          -----------------           -----------------         ----------------

Gross Profit                                                        668,764                     336,132                  679,307

Finance, Insurance, Warranty and
  Other Income, net                                                 156,605                      71,650                  163,003
                                                          -----------------           -----------------         ----------------

Income From Operations Before Operating
   Expenses and Interest Expense                                    825,369                     407,782                  842,310

Operating Expenses                                                  895,177                     469,451                  743,494
                                                          -----------------           -----------------         ----------------

(Loss) Income From Operations                                       (69,808)                    (61,669)                  98,816

Other Expenses:
   Interest Expense                                                 (42,448)                   (140,131)                (158,790)
                                                          -----------------           -----------------         ----------------

Net Loss                                                  $        (112,256)          $        (201,800)        $        (59,974)
                                                          =================           =================         ================


Net Loss per Common Share                                 $           (.012)          $         (2,018)         $            n/a
                                                          =================           =================         ================

Weighted Average Shares Outstanding                               8,996,206                         100                      n/a
                                                          =================           =================         ================



The accompanying notes are an integral part of these consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                    For the Three Months Ended March 31, 2002






                                                                Additional                                      Total
                                              Common             Paid-In              Accumulated           Stockholders'
                                               Stock             Capital                Deficit                Equity
                                          -------------       ---------------       ---------------         --------------
Balance, December 31, 2001                $       5,267       $     6,380,284       $    (4,120,976)        $    2,264,575

Redemption of privately held
 shares pursuant to share
 exchange agreement
 (unaudited)                                     (5,267)           (6,380,284)                    -             (6,385,551)

Issuance of Class A common
 stock (unaudited)                                  470             6,385,081                     -              6,385,551

Issuance of Class A Common
 Stock - upon acquisition of
 subsidiary (unaudited)                             750             3,855,846                     -              3,856,596

Net loss (unaudited)                                  -                     -              (112,256)              (112,256)
                                          -------------       ---------------       ---------------         --------------

Balance, March 31, 2002 -
  (Unaudited)                             $       1,220       $    10,240,927       $    (4,233,232)        $    6,008,915
                                          =============       ===============       ===============         ==============



The accompanying notes are an integral part of these consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                    For the Three Months Ended March 31, 2002



                                                                                2002                        2001
                                                                            (Unaudited)                 (Unaudited)
                                                                         ------------------          ------------------
Cash Flows from Operating Activities:
   Net loss                                                              $         (112,256)         $         (201,801)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                   32,372                           -
   Changes in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                                                       (1,063,945)                    (57,648)
       Inventories                                                                 (644,430)                    596,872
       Prepaid expenses                                                             (37,749)                      3,294
       Deposits and other assets                                                   (373,879)                      6,850
     Increase (decrease) in:
       Accounts payable and accrued expenses                                      1,244,906                     (25,373)
       Customer deposits                                                           (145,475)                    (45,420)
                                                                         ------------------          ------------------

Net Cash Used in Operating Activities                                            (1,100,456)                    276,774
                                                                         ------------------          ------------------

Cash Flows from Investing Activities:
   Purchase of property and equipment                                               (33,940)                   (101,723)
   Advances to related parties                                                     (130,102)                    (46,604)
                                                                         ------------------          ------------------

Net Cash Used in Investing Activities                                              (164,042)                   (148,327)
                                                                         ------------------          ------------------

Cash Flows from Financing Activities:
   Net proceeds (repayments) under floor plan financing                              13,220                    (482,256)
   Repayment of bank loan                                                           (85,000)                          -
   Proceeds from long-term debt                                                      27,640                      (1,825)
   Net proceeds from issuance of common stock                                     2,173,523                           -
                                                                         ------------------          ------------------

Net Cash Provided by Financing Activities                                         2,129,383                    (484,081)
                                                                         ------------------          ------------------

Net Increase (Decrease) in Cash                                                     864,885                    (355,634)
Cash - Beginning of Quarter                                                          36,562                      42,511
                                                                         ------------------          ------------------

Cash - End of Quarter                                                    $          901,447          $         (313,123)
                                                                         ==================          ==================


The accompanying notes are an integral part of these consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

                    For the Three Months Ended March 31, 2002




                                                                                2002                        2001
                                                                            (Unaudited)                 (Unaudited)
                                                                         ------------------          ------------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                $           42,448          $          140,131
                                                                         ==================          ==================

Supplemental Disclosure on Non-Cash Investing
 and Financing Activities:
   Acquisition of Subsidiary:
     Shares issued to acquire subsidiary                                 $       (2,880,000)
     Deposits paid and used for acquisition of subsidiary                          (500,000)
     Goodwill - acquisition of subsidiary                                           819,510
                                                                         ------------------

     Net assets acquired                                                 $       (2,560,490)
                                                                         ==================




The accompanying notes are an integral part of these consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

                          Notes to Financial Statements

                    For the Three Months Ended March 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Associated Automotive Group Incorporated, formerly Uniservice Corporation (the "Company" or "AAGI") was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s 99.97% interest in Kentucky Foods Chile, S.A. ("KFC Chile"), the exclusive franchise operator of KFC restaurants in Chile. In August 1998, Uniservice acquired 99.97% of Inversiones e Inmobiliaria Kyoto's interest in KFC Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of Uniservice's stock.

         Pursuant to a Share Exchange Agreement dated January 9, 2002, the Company acquired 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation, in exchange for 9,367,822 shares of its Class A common stock. These shares were issued to the shareholders and affiliates of Associated Automotive Group, Inc. in exchange for their wholly owned interest in Associated Automotive Group, Inc. At the time of acquisition, the shareholders of Associated Automotive, Inc. acquired control of the Company and accordingly, for accounting purposes, Associated Automotive Group, Inc. was treated as the acquiring entity.

         Immediately prior to the Share Exchange Agreement described above and pursuant to a Stock Purchase Agreement the Company sold its interest in KFC Chile to its former chief executive officer and principal shareholder. In this transaction, 825,000 shares of the 1,400,000 shares of the Company's Class B common stock held by its former chief executive officer were canceled, and the balance of 575,000 shares of its Class B common stock were converted into shares of Class A common stock on a one for one basis.

         Associated Automotive Group, Inc., is a holding company which was formed to own and operate various highline exotic car dealerships and other automotive businesses throughout the United States. In July 2001, Associated Automotive Group, Inc. acquired 100% of the common stock of Motorcars of South Florida, Inc., which had operated as an automobile dealership located in Delray Beach, Florida since its inception in 1994. At the time of acquisition, the shareholders of Motorcars of South Florida, Inc. acquired control of Associated Automotive Group, Inc. and accordingly, for accounting purposes, Motorcars was treated as the acquiring entity.

         Also, during January 2002, Associated Automotive Group, Inc. acquired 100% of the common stock of C&K Auto Imports, Inc., a New Jersey Corporation. This acquisition was accounted for under the purchase method of accounting which resulted in the Company recording approximately $820,000 of goodwill.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Principles of Consolidation - The consolidated financial statements include the accounts of Associated Automotive Group Incorporated and its wholly owned Subsidiaries, Associated Automotive Group, Inc., Motorcars of South Florida, Inc. and C&K Auto Imports, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 8,996,206 for the period ended March 31, 2002. All warrants issued have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis of financial condition and results of operations contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

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

Management's discussion and analysis reflects the Company's acquisition of Associated Automotive Group, Inc. and the unaudited balance sheets of its wholly owned subsidiaries, Motorcars of South Florida, Inc. and C&K Auto Imports, Inc., and does not reflect the results of the Company's historical KFC operations.

Management's discussion and analysis of financial condition and results of operations has been prepared using the historical information for the quarter ended March 31, 2002 and the proforma information for the quarter ended March 31, 2001. The proforma information reflects the acquisition of C&K Auto Imports, Inc. as if the acquisition was completed on January 1, 2001. The historical information for the quarter ended March 31, 2001, was not used for the discussion and analysis because it is not comparable.

Results of Operations

Total sales for the quarter ended March 31, 2002, were $17,240,306 a decrease of $1,748,895 compared to total sales of $18,989,201 for the three months ended March 31, 2001. While a portion of the decrease was due to a general decline in the economy after the events of September 11, 2001, more significantly the Company since the end of 2001 has focused its retail and wholesale sales on higher priced highline and exotic cars. In doing so, the Company has increased its gross margins and believes that this will result in overall profitability.

Cost of sales decreased from $18,309,894 for the three months ended March 31, 2001 to $16,571,542 for the three months ended March 31, 2002, a decrease of $1,738,352 or almost 10%. This decrease in cost of sales was attributed to a decrease in gross sales, decrease in commissions paid to salespersons and the focus of its business to higher priced highline and exotic cars.

Due to the decrease in sales, the gross profit decreased to $668,764 for the three months ended March 31, 2002 from $679,307 for the three months ended March 31, 2001, a decrease of $10,543. However, gross margins increase from 3% for the three months ended March 31, 2001 to 4% for the three months ended March 31, 2002 or 25% increase in gross sale margins. This increase was due to the Company's focus on the sale of higher priced highline and exotic cars which have higher profit margins.

Income generated from finance, insurance, warranty and other miscellaneous expenses decreased from $163,003 for the three months ended March 31, 2001 to $156,605 for the three months ended March 31, 2002, a decrease of $6,398.

Operating expenses increased from $743,494 for the three months ended March 31, 2001 to $895,177 for the three months ended March 31, 2002, an increase of $151,683. This increase in operating expenses was attributable to certain non-recurring expenses incurred in the reorganization of the Company during the first quarter of 2002 as well as expenses associated with the acquisition of C&K Auto Imports and other potential acquisitions. These expenses include legal, audit, consulting fees and other expenses associated with the reorganization and consolidation of C&K Auto Imports into the Company. Management intends to continue to seek and make other acquisitions, which should translate into certain economies of scale that will ultimately decrease operating costs and achieve profitability.

Interest expense decreased from $158,790 for the quarter ended March 31, 2001 to $42,448 for the quarter ended March 31, 2002, a decrease of $116,324 due to a decrease in the average debt outstanding for the three months ended March 31, 2002. The decline is due to the conversion of certain debt to a principal of the Company into equity and the overall decrease in interest rates.

Net loss for the three months ended March 31, 2002 increased from $(59,974) for the first quarter of 2001 to $(112,256), an increase of $52,282. A portion of the net loss may be attributable to certain non-reoccurring expenses associated with the Company's reorganization, acquisitions and potential acquisitions.

Liquidity and Capital Resources

At March 31, 2002 the Company had total stockholders equity of $6,008,915 as compared to stockholders equity of $2,264,575 at December 31, 2001. In addition, the Company's working capital at March, 31, 2002 was approximately $4.4 million as compared to $2.3 million at December 31, 2001. The significant increases in stockholders equity and working capital was a result of the C&K Auto Imports acquisition and a private placement of the Company's class A common stock.

During the three month period ended March 31, 2002 the Company received proceeds from the private sale of its class A common stock in the approximate amount of $1.8 million. In addition, subsequent to March 31, 2002 (May 3, 2002), the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. Under the agreement the Company sold Laurus Master Fund, Ltd. a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of the Company's class A common stock at $3.09 per share.

The Company intends to seek additional equity capital which will be used to increase its ability to purchase additional inventory and for future accretive acquisitions. The Company expects in the near future to finance its operations from operating cash flows.

Accounts receivable increased from $545,071 at December 31, 2001 to $1,812,495 at March 31, 2002, an increase of $1,267,424 due to the acquisition of C&K Auto Imports in January 2002 and its respective receivables, an increase of contracts in transit, and an increase in wholesale and retail receivables related to the Company's return to core business of retail sales.

Inventories increased from $2,527,198 at December 31, 2001 to $5,333,384 at March 31, 2002, an increase of $2,806,186. This increase was primarily due to the acquisition of C&K Auto Imports in January 2002.

Due from related parties increased from $679,828 at December 31, 2001 to $809,930 at March 31, 2002. This increase of $130,102, is mostly due to advances made to a principal shareholder of the Company.

Deposits and other assets increased from $238,502 at December 31, 2001 to $612,381 at March 31, 2002, an increase of $373,879. This increase was prompted by deposits made on potential acquisitions of local area dealers.

Accounts payable and accrued expenses increased from $624,499 at December 31, 2001 to $2,532,780 at March 31, 2002, an increase of $1,908,281 due to the acquisition of C&K Auto Imports because C&K Auto Imports is primarily an automobile wholesaler. C&K Auto Imports purchases automobiles at auctions or from other dealers with the intent to resell them within days of purchase. However, until titles to these automobiles are properly transferred a short terms payable is accrued.

Amounts due under the revolving floor plan increased from $1,151,819 at December 31, 2001 to $1,997,351 at March 31, 2002, an increase of $845,532 This increase was primarily due to the consolidation of floor plans of Motorcars of South Florida and C&K Auto Imports.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan, establish its sales and marketing network, operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and private financing will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of March 31, 2002, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities and Use of Proceeds

         Pursuant to a Share Exchange Agreement dated January 9, 2002, the Company acquired of 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation, in exchange for 9,367,822 shares of its class A common stock. These shares were issued to the shareholders and affiliates of Associated Automotive Group, Inc. in exchange of their wholly owned interest in Associated Automotive Group, Inc. In addition, pursuant to the Share Exchange Agreement the Company issued to an unrelated third party warrants to purchase 55,000 shares of class A common stock exercisable at $.05 per share.

         On January 9, 2002, the Company also completed the sale of substantially all of its previous operating assets including 31 Kentucky Fried Chicken restaurants in the Santiago, Chile area. In this transaction, 825,000 shares of the 1,400,000 shares of the Company's class B common stock held by its former president and chairman were canceled, and the balance of 575,000 shares of its class B common stock were converted into shares of class A common stock on a one for one basis.

         Under a Stock Purchase Agreement effective January 9, 2002, the Company acquired 100% of the issued and outstanding capital stock of C&K Auto Imports, Inc. from an unaffiliated third party in exchange for $500,000 in cash and 750,000 shares of the Company's class A common stock.

         The securities issued in connection with the Share Exchange Agreement and Stock Purchase Agreement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The shareholders of Associated Automotive Group, Inc. and C&K Auto Imports, Inc. had access to information about the Company and had the opportunity to ask questions about the Company.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

         Private Placement. In April 2002 the Company completed a private placement of its securities under which it raised $1,300,000 through the sale of its securities to five accredited investors. Pursuant to the terms of the offering, the Company sold an aggregate of 520,000 shares of its class A common stock and warrants exercisable at $3.50 per share to purchase an aggregate of 174,000 shares of class A common stock. The warrants are exercisable for a period of two years from the date of issuance and are callable at $.0001 per share if the Company's class A common stock trades at or above $4.50 per share for a period of ten consecutive days. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to
         Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning the Company and had access to information about the Company and were given the opportunity to ask questions about the Company.

         The Company intends to use the proceeds from the private placement for working capital purposes and to fund potential acquisitions.

         Securities Purchase Agreement. On May 3, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which the Company sold Laurus a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of the Company's class A common stock at $3.09 per share. The Company's obligations under the convertible note are secured by a security interest in the Company's property and inventory. In addition, the Company issued Laurus a warrant to purchase 65,000 shares of the Company's class A common stock, exercisable for a period of two years, at $3.30 per share, subject to adjustment.

         The Company intends to use the proceeds from the Securities Purchase Agreement for working capital purposes and to fund potential acquisitions.

         Termination of Negotiations with the New Auto Toy Store. As previously disclosed on the current report on Form 8-K filed on March 5, 2002, the Company entered into a Letter of Intent to acquire the assets of the New Auto Toy Store, Inc. and the on-going business of Anthony Leasing, Inc. After extensive due diligence the Company determined the acquisition was not in its best interest as the wholesale value of New Auto Toy Store's inventory was materially less than anticipated. The Company believes the acquisition would not have been in its best interest as it is the Company's policy to only make acquisitions that are accretive to earnings. Presently, attempts to re-negotiate the terms of the acquisition of the New Auto Toy Store and Anthony Leasing have been unsuccessful. Should there be a mutual agreement as to the true value of the inventory, negotiations may recommence.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         2.1 Stock Purchase Agreement dated January 9, 2002 by and between Inversiones Huillimapu S.A. and Uniservice Corporation (1)

         2.2 Share Exchange Agreement between Uniservice Corporation, Associated Automotive Group, Inc. and Barry Tenzer (1)

         3.1      Amended and Restated Articles of Incorporation (3)

         3.1(b) Articles of Amendment to the Amended and Restated Articles of Incorporation (2)

         3.2      Bylaws (3)

         4.1      $500,000 Convertible Note dated May 3, 2002*

         4.2      Common Stock Purchase Warrant issued to Laurus Master Fund*

         10.1     Stock Option Plan (3)

         10.2 Stock Purchase Agreement between Associated Automotive Group, Inc. and Doron Sauer (4)

         21       Subsidiaries (4)

         99 Securities Purchase Agreement with Laurus Master Fund dated May 3, 2002*

(1) Incorporated by reference to the Report on Form 8-K as filed by registrant on January 16, 2002.

(2) Incorporated by reference to the Definitive Proxy Statement filed by registrant on December 3, 2001.

(3) Incorporated by reference to the Registration Statement on Form SB-2 (SEC file #50897).

(4) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001 filed by registrant on April 16, 2002.

* Filed Herein.

         (b)   Reports on Form 8-K

               On January 16, 2002, the Company filed a current report on Form 8-K reporting the completion of the acquisition of Associated Automotive Group, Inc. pursuant to a Share Exchange Agreement dated January 9, 2002. In connection with the Share Exchange Agreement, the Company also entered into a Stock Purchase Agreement dated January 9, 2002 under which the Company completed the sale of substantially all of its current operating assets, specifically its Kentucky Fried Chicken restaurants in Chile.

               These assets were sold to Ricardo Vilensky, the President and Chairman of the Company. Furthermore, upon the effective date of the Share Exchange Agreement, all of the current officers and directors of the Company resigned, and the officers and directors of Associated Automotive Group, Inc. commenced serving as the Company's officers and directors. The Company also changed its name to Associated Automotive Group, Incorporated.

               On January 17, 2002, the Company filed a current report on Form 8-K disclosing the new officers and directors and key employees of the Company.

               On January 22, 2002, the Company filed a current report on Form 8-K disclosing the completion of the acquisition of C&K Auto Imports, Inc. pursuant to a Stock Purchase Agreement effective January 9, 2002. The Company acquired all of the operating assets of C&K Auto Imports, Inc. in consideration of 750,000 shares of the Company's Class A Common Stock and Five Hundred Thousand ($500,000) Dollars. In connection with the Stock Purchase Agreement, Doron Sauer was appointed director and vice president of the Company.

               On February 6, 2002, the Company filed an amended current report on Form 8-K/A for the purpose of providing financial statements and other financial information in connection with the acquisition of Associated Automotive Group, Inc. and C&K Auto Imports, Inc. The financial information included the following:
               (i) Associated Automotive Group, Inc. Financial Statements for the years ended December 31, 2000 and 1999; (ii) Associated Automotive Group, Inc. financial information for the eleven (11) month period ended November 30, 2001; (iii) C&K Auto Imports, Inc. Financial Statements for the years ended December 31, 2000 and 1999 and financial information for the ten (10) month period as of October 31, 2001; and (iv) pro forma financial information as required pursuant to Article 2 of Regulation S-X. In addition, the amended current report on Form 8-K/A disclosed a change in control of the Company.

               On February 13, 2002, the Company filed an amended report on Form 8-K/A to provide additional unaudited pro forma financial information reflecting the acquisition of Associated Automotive Group, Inc. and C&K Auto Imports, Inc.

               On March 5, 2002, the Company filed a current report on Form 8-K disclosing that on March 4, 2002, the Company entered into a Letter of Intent to acquire the assets of the New Auto Toy Store, Inc., a high line automobile dealership located in South Florida and the on-going business of Anthony Leasing, Inc., a related automobile leasing business of the New Auto Toy Store, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief financial officer of the Registrant.


                                 ASSOCIATED AUTOMOTIVE GROUP INCORPORATED


Dated: May 19, 2002              By:/s/ David Jacoby
                                    ------------------------------------------
                                    David Jacoby
                                    Chief Financial Officer and Vice President

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Description
-----------     -----------



  4.1           $500,000 Convertible Note dated May 3, 2002

  4.2           Common Stock Purchase Warrant issued to Laurus Master Fund

  99            Securities Purchase Agreement with Laurus Master Fund dated
                May 3, 2002