Form 10QSB
period 2002-06-30
ASSOCIATED AUTOMOTIVE GROUP INC
filed 2002-08-26
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002.

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

Yes  [X]      No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 14, 2002, 12,722,822 shares of $.0001 par value common stock were outstanding.

                                      INDEX




PART I.       Financial Information.


ITEM 1.       Financial Statements (Unaudited).


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      Other Information.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results for the period(s) presented are not necessarily indicative of the results of operations for a full year or of future periods.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001



                            A S S E T S                                      June 30,       December 31,
                                                                               2002            2001
                                                                           ------------    -------------
                                                                            (Unaudited)
Current Assets:
   Cash, net                                                               $    890,353    $     36,562
   Accounts receivable, net                                                   1,312,999         551,056
   Inventories                                                                4,821,666       2,527,198
   Due from officers                                                            729,278         679,828
   Prepaid expenses                                                             108,587          43,987
                                                                           ------------    ------------

         Total Current Assets                                                 7,862,883       3,838,631

Property and Equipment, net                                                     217,019         229,878
Goodwill                                                                        819,510              --
Deposits and other assets                                                       525,381         238,502
                                                                           ------------    ------------

                                                                           $  9,424,793    $  4,307,011
                                                                           ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                   $  2,099,534         624,499
   Notes payable - floor plans                                                2,204,422       1,151,819
   Bank loan payable                                                                 --          85,000
   Customer deposits                                                            221,723         165,499
                                                                           ------------    ------------

         Total Current Liabilities                                            4,525,679       2,026,817
                                                                           ------------    ------------

Long-Term Debt                                                                  539,914          15,619
                                                                           ------------    ------------

Commitments and Contingencies                                                        --              --

Stockholders' Equity:
   Class A, Common stock; $.0001 par value,
      80,000,000 shares authorized,
      12,722,822 shares issued and outstanding                                    1,272           5,267
   Class B, Common stock; $.0001 par value,
      2,000,000 shares authorized and un-issued                                      --              --
   Preferred stock; $.0001 par value
      5,000,000 shares authorized and un-issued                                      --              --
   Additional paid-in capital                                                10,520,362       6,380,284
   Accumulated deficit                                                       (6,162,434)     (4,120,976)
                                                                           ------------    ------------

         Total Stockholders' Equity                                           4,359,200       2,264,575
                                                                           ------------    ------------

                                                                           $  9,424,793    $  4,307,011
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2002 and 2001



                                                                               2002                          2001
                                                                       -------------------           -------------------
                                                                           (Unaudited)                   (Unaudited)
Sales                                                                  $        31,948,194           $        21,377,358

Cost of Sales                                                                   30,648,510                    20,863,326
                                                                       -------------------           -------------------

Gross Profit                                                                     1,299,684                       514,032

Finance, Insurance, Warranty and
  Other Income, net                                                                194,190                       142,995
                                                                       -------------------           -------------------

Income From Operations Before Operating
   Expenses and Interest Expense                                                 1,493,874                       657,027

Operating Expenses                                                               3,458,938                       959,429
                                                                       -------------------           -------------------

Loss From Operations                                                            (1,965,064)                     (302,402)

Other Expenses:
   Interest Expense                                                                 76,394                        97,797
                                                                       -------------------           -------------------

Net Loss                                                               $        (2,041,458)          $          (400,199)
                                                                       ===================           ===================


Net Loss per Common Share                                              $             (.172)          $               n/a
                                                                       ===================           ===================


Weighted Average Shares Outstanding                                             11,899,919                           n/a
                                                                       ===================           ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2002 and 2001





                                                                               2002                          2001
                                                                       -------------------           -------------------
                                                                           (Unaudited)                   (Unaudited)
Sales                                                                  $        14,707,888           $         8,993,599

Cost of Sales                                                                   14,076,968                     8,815,699
                                                                       -------------------           -------------------

Gross Profit                                                                       630,920                       177,900

Finance, Insurance, Warranty and
  Other Income, net                                                                 37,585                        71,345
                                                                       -------------------           -------------------

Income From Operations Before Operating
   Expenses and Interest Expense                                                   668,505                       249,245

Operating Expenses                                                               2,561,701                       398,746
                                                                       -------------------           -------------------

Loss From Operations                                                            (1,893,196)                     (149,501)

Other Expenses:
   Interest Expense                                                                 35,074                        48,898
                                                                       -------------------           -------------------

Net Loss                                                               $        (1,928,270)          $           198,399
                                                                       ===================           ===================


Net Loss per Common Share                                              $             (.154)          $               n/a
                                                                       ===================           ===================

Weighted Average Shares Outstanding                                             12,551,393                           n/a
                                                                       ===================           ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 2002





                                                                 Additional                                       Total
                                              Common               Paid-In              Accumulated           Stockholders'
                                              Stock                Capital                Deficit                Equity
                                          -------------       ---------------       ---------------         --------------
Balance, December 31, 2001                $       5,267       $     6,380,284       $    (4,120,976)        $    2,264,575

Redemption of privately held
 shares pursuant to share
 exchange agreement
 (unaudited)                                     (5,267)           (6,380,284)                   --             (6,385,551)

Issuance of Class A common
 stock (unaudited)                                1,197             7,640,437                    --              7,641,634

Issuance of Class A Common
 Stock - upon acquisition of
 subsidiary (unaudited)                              75             2,879,925                    --              2,880,000

Net loss (unaudited)                                 --                    --            (2,041,458)            (2,041,458)
                                          -------------       ---------------       ---------------         --------------
Balance, June 30, 2002 -
  (unaudited)                             $       1,272       $    10,520,362       $    (6,162,434)        $    4,359,200
                                          =============       ===============       ===============         ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                     For the Six Months Ended June 30, 2002



Cash Flows from Operating Activities:
   Net loss                                                                                     $       (2,041,458)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                                          64,342
   Changes in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                                                                                  85,816
       Inventories                                                                                        (770,420)
       Prepaid expenses                                                                                    (64,600)
       Deposits and other assets                                                                          (264,934)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                                               786,485
       Customer deposits                                                                                    56,224
                                                                                                ------------------

Net Cash Used in Operating Activities                                                                   (2,148,545)
                                                                                                ------------------

Cash Flows from Investing Activities:
   Cash paid to acquire subsidiary                                                                        (500,000)
   Purchase of property and equipment                                                                      (33,619)
   Advances to officers                                                                                    (49,450)
                                                                                                ------------------

Net Cash Used in Investing Activities                                                                     (583,069)
                                                                                                ------------------

Cash Flows from Financing Activities:
   Net proceeds under floor plan financing                                                                 221,050
   Repayment of bank loan                                                                                  (85,000)
   Proceeds from long-term debt                                                                            500,000
   Cash held by acquired subsidiary                                                                        819,729
   Liabilities paid by seller prior to acquisition                                                         873,543
   Net proceeds from issuance of common stock                                                            1,256,083
                                                                                                ------------------

Net Cash Provided by Financing Activities                                                                3,585,405
                                                                                                ------------------

Net Increase in Cash                                                                                       853,791

Cash - Beginning of Period                                                                                  36,562
                                                                                                ------------------

Cash - End of Period                                                                            $          890,353
                                                                                                ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)
                     For the Six Months Ended June 30, 2002





Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                                          $           85,000
                                                                                                     ==================

Supplemental Disclosure on Non-Cash Investing
 and Financing Activities:
   Acquisition of Subsidiary:
     Shares issued to acquire subsidiary                                                             $       (2,880,000)
     Down payment                                                                                              (500,000)
     Goodwill on acquisition of subsidiary                                                                      819,510
                                                                                                     ------------------

     Net assets acquired                                                                             $       (2,560,490)
                                                                                                     ==================




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2002



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

         Associated Automotive Group, Inc., is a holding company which was formed to own and operate various highline exotic car dealerships and other automotive businesses throughout the United States. In June 2001, Associated Automotive Group, Inc. acquired 100% of the common stock of Motorcars of South Florida, Inc., which had operated as an automobile dealership located in Delray Beach, Florida since its inception in 1994. At the time of acquisition, the shareholders of Motorcars of South Florida, Inc. acquired control of Associated Automotive Group, Inc. and accordingly, for accounting purposes, Motorcars was treated as the acquiring entity.

         Also, during January 2002, Associated Automotive Group, Inc. acquired 100% of the common stock of C&K Auto Imports, Inc., a New Jersey Corporation. This acquisition was accounted for under the purchase method of accounting which resulted in the Company recording approximately $820,000 of goodwill.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                    Notes to Financial Statements (Continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Principles of Consolidation - The consolidated financial statements include the accounts of Associated Automotive Group Incorporated and its wholly owned Subsidiaries, Associated Automotive Group, Inc., Motorcars of South Florida, Inc., C&K Auto Imports, Inc. and Motor Cars Auto Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

         Earnings Per Common Share - Earnings per common share are based on the weighted average number of shares outstanding of 12,551,393 and 11,899,919 for the three months and six months ended June 30, 2002, respectively. All warrants issued have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

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

Management discussion and analysis of financial condition and results of operations has been prepared using historical information for the period ended June 30, 2002 and the period ended June 30, 2002. The comparison of results of operations may be misleading due to the acquisition of C&K Auto Imports, Inc. in January 2002.

Results of Operations

Six Months Ended June 30, 2002 as Compared to the Six Months Ended June 30, 2001

Total sales for the six months ended June 30, 2002, were $31,948,194 an increase of $10,570,836 compared to total sales of $21,377,358 for the six months ended June 30, 2001. The substantial increase in sales was due directly to the acquisition of C&K Auto Imports, Inc. In addition, since January 2002 the Company has focused its sales effort on higher priced highline and exotic cars. In doing so, the Company experienced a higher sales price per vehicle.

Cost of sales increased from $20,863,326 for the six months ended June 30, 2001 to $30,648,510 for the six months ended June 30, 2002, an increase of $9,785,184 or almost 47%. The increase in cost of sales was attributed directly to a higher volume of sales as a result of the C&K Auto Imports, Inc. acquisition.

Due to the increase in sales, the gross profit increased to $1,299,684 for the six months ended June 30, 2002 from $514,032 for the six months ended June 30, 2001, an increase of $785,652. The gross margin increased from 2.5% for the six months ended June 30, 2001, to 4% for the six months ended June 30, 2002 or a 62% increase in gross sale margins. The increase was due to the Company's focus on the sale of higher priced highline and exotic cars which have higher profit margins.

Income generated from finance, insurance, warranty and other income increased from $142,995 for the six months ended as of June 30, 2001 to $194,190 for the six months ended June 30, 2002. The increase of $51,195 or 36% is a direct result of a higher volume of sales.

Operating expenses increased from $959,429 for the six months ended June 30, 2001 to $3,458,938 for the six months ended June 30, 2002, an increase of $2,499,509. The substantial increase in operating expenses was attributable to certain non-recurring expenses incurred during 2002 in connection with the

Company's reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit, consulting fees and other related costs of approximately $650,000. Operating expenses also include certain forfeited deposits paid in connection with acquisitions that were not consummated (approximately $150,000). In addition, approximately $346,000 is attributable to the operating expenses of C&K Auto Imports, Inc. which was acquired in January 2002. The Company also incurred the expenses of setting up a reserve for the potential uncollectability of a receivable due from a former employee.

Interest expense decreased from $97,797 for the six months ended June 30, 2001 to $76,394 for the six months ended June 30, 2002, a decrease of $21,403. The decrease in interest expense is due to a decrease in average debt outstanding for the six months ended June 30, 2002. This decline is due mainly to the conversion to equity of certain debt owed to a principal of the Company and an overall decrease in interest rates.

Net loss for the six months ended June 30, 2002 increased from $(400,199) for the six months ended June 30, 2001 to $(2,041,458) for the six months ended June 30, 2002, an increase of $1,641,259. The net loss is a direct result of the large dollar and percentage increase in operating expenses. A large portion of the net loss was attributable to certain non-recurring expenses associated with the Company's reorganization, acquisitions and the potential acquisition that were not consummated. In addition, the Company incurred the non-recurring expenses of setting up a reserve account for the potential uncollectability of a receivable due from a former employee.

Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

Total sales for the three months ended June 30, 2002, were $14,707,888 an increase of $5,714,289 compared to total sales of $8,993,599 for the three months ended June 30, 2001. The increase in sales is directly attributable to the acquisition of C&K Auto Imports, Inc. that was completed in January 2002. In addition, since January 2002 the Company has focused its sales effort on a higher priced highline and exotic cars. In doing so, the Company experienced a higher sales price per vehicle.

Cost of sales increased from $8,815,699 for the three months ended June 30, 2001 to $14,076,968 for the three months ended June 30, 2002, a increase of $,5,261,269 or almost 60 %. This increase in cost of sales was attributed mainly to the acquisition of C&K Auto Imports, Inc. that was acquired in the first quarter the year 2002.

Due to the increase in sales, the gross profit increased to $630,920 for the three months ended June 30, 2002 from $177,900 for the three months ended June 30, 2001, an increase of $ 453,020. Gross margins increase from 2% for the three months ended June 30, 2001 to 4.3% for the three months ended June 30, 2002 or 115% increase in gross sale margins. This increase was due to the Company's focus on the sale of higher priced highline and exotic cars which have higher profit margins.

Income generated from finance, insurance, warranty and other income decreased from $71,345 for the three months ended June 30, 2001 to $37,585 for the three months ended June 30, 2002, a decrease of $33,760.

Operating expenses increased from $398,746 for the three months ended June 30, 2001 to $2,561,701 for the three months ended June 30, 2002, an increase of $2,162,955. The substantial increase in operating expenses was attributable to certain non- recurring expenses incurred during 2002 in connection with the Company's reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses. Also, the Company set up a 50% reserve for certain deposits because of the uncertainty of the collectability of funds due to acquisitions that were not consummated. In addition, the Company incurred the expense of establishing a reserve for the potential uncollectability of a receivable due from a former employee.

Interest expense decreased from $48,898 for the three months ended June 30, 2001 to $35,074 for the three months ended June 30, 2002, a decrease of $13,824 due to a decrease in the average debt outstanding for the three months ended June 30, 2001. The decline is due to the conversion of certain debt to a principal of the Company into equity and the overall decrease in interest rates.

For the three months ended June 30, 2002 there was a net loss of $(1,928,270) compared to a profit of $198,399 for the three months ended June 30, 2001. The net loss is a direct result of the large dollar and percentage increase in operating expenses. A large portion of the net loss was attributable to certain non-recurring expenses associated with the Company's reorganization in January 2002, the acquisitions that were not consummated and related due diligence expenses. In addition, a portion of the net loss was attributable to the reserve set up for the potential uncollectability of a receivable due from a former employee.

Liquidity and Capital Resources

At June 30, 2002 the Company had total stockholders' equity of $4,359,200 as compared to stockholders' equity of $2,264,575 at December 31, 2001. In addition, the Company's working capital at June 30, 2002 was $3,337,204 as compared to $1,811,814 at December 31, 2001. The significant increases in stockholders equity and working capital was a result of the C&K Auto Imports, Inc. acquisition and the additional capital received through the issuance of the Company's securities.

During the six month period ended June 30, 2002 the Company received proceeds from the private sale of its class A common stock in the approximate amount of $1,800,000 and completed a private placement of its common stock and common stock purchase warrants to 5 accredited investors under which it raised an additional $1,300,000.

On May 3, 2002, the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. Under the agreement the Company received $500,000 and issued Laurus Master Fund, Ltd. a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of the Company's class A common stock at $3.09 per share.

The Company intends to seek additional equity capital which will be used to increase its ability to purchase additional inventory and for future accretive acquisitions. The Company's goal is to finance its future operations from profitable operating cash flows.

Accounts receivable increased from $551,056 at December 31, 2001 to $1,312,999 at June 30, 2002, an increase of $761,943 primarily due to the acquisition of C&K Auto Imports, Inc. in January 2002 and an increase in wholesale transactions made by Motorcars of South Florida at the end of June 2002.

Inventories increased from $2,527,198 at December 31, 2001 to $4,821,666 at June 30, 2002, an increase of $2,294,468. This increase was primarily due to the acquisition of C&K Auto Imports, Inc. in January 2002.

Due from related parties increased from $679,828 at December 31, 2001 to $729,278 at June 30, 2002. This increase of $49,450 is mostly due to advances made to officers of the Company. The related parties, who are officers of the Company, have informed the Board of Directors that they plan to repay the majority of monies owed prior to the end of the third fiscal quarter, or September 30, 2002.

Deposits and other assets increased from $238,502 at December 31, 2001 to $525,381 at June 30, 2002, an increase of $286,879. This increase was primarily the result of deposits made for the purchase of two Saleen automobiles.

Accounts payable and accrued expenses increased from $624,499 at December 31, 2001 to $2,099,534 at June 30, 2002, an increase of $1,475,035. The large increase in payables is mainly attributed to the C&K Auto Imports, Inc. acquisition and fees associated with potential acquisitions. These payables include legal, audit and consulting. In addition, the Company purchases automobiles at auctions or from other dealers for immediate resale against standing orders. These sales are usually consummated within days of the vehicle purchases, however until titles to these automobiles are properly transferred a short term payable is accrued.

Amounts due under the revolving floor plan increased from $1,151,819 at December 31, 2001 to $2,204,422 at June 30, 2002, an increase of $ 1,052,603. This increase was primarily due to the consolidation of floor plans of Motorcars of South Florida and C&K Auto Imports.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan, establish its sales and marketing network, operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and private financing will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of June 30, 2002, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

On July 3, 2002, CGF Securities, LLC filed a complaint in the circuit court in and for Palm Beach County, Florida to demand the filing of a registration statement covering certain shares of the Company's restricted common stock which were issued under a private placement in which CGF Securities served as placement agent. Pursuant to an agreement with CGF Securities, the Company was obligated to file a registration statement covering the shares. A registration statement covering the shares was subsequently filed on August 12, 2002. With the filing of the registration statement the matter should be mute.

Item 2. Changes in Securities and Use of Proceeds

In April 2002, the Company completed a private placement of its securities under which it raised $1,300,000 through the sale of its securities to five accredited investors. Pursuant to the terms of the offering, the Company sold an aggregate of 520,000 shares of its class A common stock and warrants exercisable at $6.00 per share to purchase an aggregate of 174,000 shares of class A common stock. The warrants are exercisable for a period of two years from the date of issuance and are callable at $.0001 per share if the Company's class A common stock trades at or above $7.00 per share for a period of seven consecutive days. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning the Company and had access to information about the Company and were given the opportunity to ask questions about the Company.

On May 3, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., under which it received $500,000 in consideration for issuing Laurus a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of the Company's class A common stock at $3.09 per share. The Company's obligations under the convertible note are secured by a security interest in its property and inventory. In addition, the Company issued Laurus a warrant to purchase 65,000 shares of its class A common stock, exercisable for a period of two years, at $3.30 per share, subject to adjustment. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning the Company and had access to information about the Company and were given the opportunity to ask questions about the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

Schedule 13D. On July 22, 2002 a Schedule 13D was filed by Del Ray Beach Properties, LLC ("DRBP") relating to the beneficial ownership of certain shares of common stock of Associated Automotive Group Incorporated (the "Company") held by Barry Tenzer, chief executive officer of the Company. DRBP has filed the
Schedule 13D pursuant to a claim that it has exercised an option to purchase 3,416,000 shares of common stock held by Mr. Tenzer. Mr. Tenzer has denied the validity of the claim. The Company's board of directors is currently reviewing the validity of the claim.

Board of Directors. On July 22, 2002 the Company accepted the resignation of William Weisman. On August 22, 2002 the Company appointed the individuals below to serve as independent directors of the Company until the Company's next annual meeting.

Patrick K. Donohue. For the past five years Mr. Donohue has served as President of PHS, a Taft-Hartley Third Party Administration Firm and Chairman of Bottom Line Advisors, Inc., a nationally recognized crisis management and financial consulting firm. Prior to his recent employment Mr. Donohue was the Administrator of Teamsters Union 705, Pension, Health and Welfare Plan. Mr. Donohue has served as Chairman of the North Central State Health and Welfare Caucus of the International Union of Operating Engineers. He is a graduate of Friends University with a degree in Business Administration and he attended the Continuing Education Division of the Wharton School of Business.

Stephenson D. Noel. For the past five years Mr. Noel has been employed as a private investment counselor to high net worth individuals. Prior to his current employment Mr. Noel was Comptroller to The HIC Corporation, Coyaba Beach Resort and an assistant accountant with the Law Firm of Tenzer, Greenbalt, Fallon & Kaplan. Mr. Noel is a graduate of Presentation Brothers College of Granada with a degree in Accounting.

Michelle Mathis. Ms. Mathis is President of New Renaissance Group, Inc., a strategic business consulting firm. Additionally Ms. Mathis serves as Advisor to Miracom Partners International, Inc. in a corporate liaison relationship between the Russian Ministry of Health, the Russian Pediatric Counsel and the U.S. Federal Government. She has served as In-House Counsel and as a member of the Board of Directors for Avid Sportswear & Golf, Inc. Ms. Mathis has a Bachelor of Arts Degree and LLA degree from Southern Methodist University.

Michael A. Shea. Mr. Shea is Executive Vice President of Sport Casuals, a global diversified sports apparel designer and maker of private brand apparel for the sporting goods and golf industry. He is also President and CEO of Tour Golf Group, Inc., a privately held company specializing in the marketing and development of golf footwear for licensed brands. Mr. Shea has been involved in the sports marketing business for 30 years as a successful senior executive with such name brand companies as Rossignol, Nordica and CB Sports.

The newly appointed directors will also serve on the Company's audit committee.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits required by Item 601 of Regulation S-B

        99.1    Certification by Chief Executive Officer*
        99.2    Certification by Chief Financial Officer*

        * Included herein

(b)     Reports on Form 8-K

        On August 3, 2002, the Company filed a Current Report on Form 8-K disclosing that on July 22, 2002 a Schedule 13D was filed by Del Ray Beach Properties, LLC ("DRBP") relating to the beneficial ownership of certain shares of common stock of Associated Automotive Group Incorporated (the "Company") held by Barry Tenzer, chief executive officer of the Company. DRBP has filed the Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer has denied the validity of the claim. The Company's board of directors is currently reviewing the validity of the claim. The Current Report also announced the acceptance of the resignation of William Weisman as a director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief financial officer of the Registrant.


                                      ASSOCIATED AUTOMOTIVE GROUP INCORPORATED


Dated: August 23, 2002                By:/s/ David Jacoby
                                         ---------------------------
                                         David Jacoby
                                         Chief Financial Officer and
                                          Vice President