Form 10QSB
period 2002-09-30
ASSOCIATED AUTOMOTIVE GROUP INC
filed 2002-11-19
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002.

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

Yes [X]                        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 14, 2002, 12,722,822 shares of $.0001 par value common stock were outstanding.

                                      INDEX



PART I.  Financial Information.

ITEM 1.  Financial Statements for September 30, 2002 (Unaudited)                              3

         Condensed Consolidated Balance Sheets                                                4

         Condensed Consolidated Statements of Operations                                      5-6

         Condensed Consolidated Statement of Stockholders' Equity                             7

         Condensed Consolidated Statements of Cash Flows                                      8-9

         Notes to Condensed Consolidated Financial Statements                                 10-16

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                                 17

ITEM 3.  Controls and Procedures.                                                             20

PART II. Other Information.                                                                   21

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Although the Company believes the disclosures made are adequate to make the information presented not misleading and, in the opinion of management, all adjustments have been reflected which are necessary for a fair presentation of the information shown and the accompanying notes, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for a full year or of future periods.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                           A S S E T S                                             September 30, 2002  December 31, 2001
                           -----------                                             ------------------  -----------------
                                                                                      (Unaudited)
Current Assets:
   Cash, net                                                                          $ 1,312,307          $    36,562
   Accounts receivable, net                                                             1,133,690              551,056
   Inventories                                                                          4,136,978            2,527,198
   Due from officers                                                                    1,246,379              679,828
   Prepaid expenses                                                                        50,874               43,987
                                                                                      -----------          -----------

         Total Current Assets                                                           7,880,228            3,838,631

Property and equipment, net                                                               222,083              229,878
Goodwill                                                                                  819,510                   --
Deposits and other assets                                                                 420,897              238,502
                                                                                      -----------          -----------

                                                                                      $ 9,342,718          $ 4,307,011
                                                                                      ===========          ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                              $ 1,874,496          $   624,499
   Notes payable - bank                                                                 2,367,964            1,151,819
   Bank loan payable                                                                           --               85,000
   Current portion of long-term debt                                                        8,891                8,147
   Customer deposits                                                                      278,674              165,499
   Due to officers                                                                        728,972                   --
                                                                                      -----------          -----------

         Total Current Liabilities                                                      5,258,997            2,034,964
                                                                                      -----------          -----------

Long-Term Debt                                                                            426,936                7,472
                                                                                      -----------          -----------

Commitments and Contingencies                                                                  --                   --

Stockholders' Equity:
   Class A, Common stock; $.0001 par value,
     80,000,000 shares authorized, 12,722,822 shares
     and 5,266,665 shares issued and outstanding at at
     September 30, 2002 and December 31, 2001, respectively                                 1,272                5,267
   Class B, Common stock; $.0001 par value,
      2,000,000 shares authorized and un-issued                                                --                   --
   Preferred stock; $.0001 par value
      5,000,000 shares authorized and un-issued                                                --                   --
   Additional paid-in capital                                                           7,605,269            6,380,284
   Accumulated deficit                                                                 (3,949,756)          (4,120,976)
                                                                                      -----------          -----------

         Total Stockholders' Equity                                                     3,656,785            2,264,575
                                                                                      -----------          -----------

                                                                                      $ 9,342,718          $ 4,307,011
                                                                                      ===========          ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001


                                                        2002             2001
                                                     ------------    ------------
                                                    (Unaudited)      (Unaudited)
Sales                                                $ 41,862,047    $ 28,878,314

Cost of Sales                                          40,109,039      28,113,235
                                                     ------------    ------------

Gross Profit                                            1,753,008         765,079

Finance, Insurance, Warranty and
  Other Income, net                                       228,820         192,759
                                                     ------------    ------------

                                                        1,981,828         957,838

Operating Expenses                                      4,667,206       1,597,093
                                                     ------------    ------------

Loss from Operations                                   (2,685,378)       (639,255)

Other (Expense):
   Interest Expense                                      (116,245)       (241,914)
                                                     ------------    ------------

Net Loss                                             $ (2,801,623)   $   (881,169)
                                                     ============    ============


Net Loss per Common Share                            $      (.230)   $      (.077)
                                                     ============    ============


Weighted Average Shares Outstanding                    12,177,235      11,392,822
                                                     ============    ============























The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001





                                                               2002            2001
                                                           ------------     -----------
                                                             (Unaudited)     (Unaudited)
Sales                                                       $  9,913,853    $  7,500,956

Cost of Sales                                                  9,460,529       7,249,909
                                                            ------------    ------------

Gross Profit                                                     453,324         251,047

Finance, Insurance, Warranty and
  Other Income, net                                               34,630          49,764
                                                            ------------    ------------

                                                                 487,954         300,811

Operating Expenses                                             1,208,268         637,664
                                                            ------------    ------------

Loss from Operations                                            (720,314)       (336,853)

Other (Expense):
   Interest Expense                                              (39,851)       (144,117)
                                                            ------------    ------------

Net Loss                                                    $   (760,165)   $   (480,970)
                                                            ============    ============


Net Loss per Common Share                                   $      (.060)   $      (.042)
                                                            ============    ============


Weighted Average Shares Outstanding                           12,722,822      11,392,822
                                                            ============    ============





















The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                  For the Nine Months Ended September 30, 2002


                                                                                                                       Total
                                                              Common Stock           Additional     Accumulated   Stockholders'
                                                          Shares         Amount    Paid-In Capital    Deficit        Equity
                                                          ------         ------    ---------------    -------        ------
Balance, December 31, 2001                                5,266,665    $     5,267    $ 6,380,284    $(4,120,976)   $ 2,264,575

Reclassification of undistributed losses of
  Motorcars upon acquisition (unaudited)                         --             --     (2,972,843)     2,972,843             --
                                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001 - revised                      5,266,665          5,267      3,407,441     (1,148,133)     2,264,575

Redemption of privately held shares pursuant to share
 exchange agreement (unaudited)                          (5,266,665)        (5,267)    (3,407,441)            --     (3,412,708)

Issuance of Class A common stock/reorganization
  (unaudited)                                            11,392,822          1,139      3,337,652             --      3,338,791

Issuance of shares in exchange for legal services
  rendered in 2001 and 2000 at $.50 per share
  (unaudited)                                                60,000              6         29,994             --         30,000

Issuance of Class A common stock -  upon acquisition
 of subsidiary at $3.84 per share (unaudited)               750,000             75      2,879,925             --      2,880,000

Officer's compensation contributed (unaudited)                   --             --         57,750             --         57,750

Sale of common stock at $2.50 per share (unaudited)         520,000             52      1,299,948             --      1,300,000

Net loss (unaudited)                                             --             --             --     (2,801,623)    (2,801,623)
                                                        -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2002 (unaudited)                  12,722,822    $     1,272    $ 7,605,269    $(3,949,756)   $ 3,656,785
                                                        ===========    ===========    ===========    ===========    ===========





























The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

              For the Nine Months Ended September 30, 2002 and 2001


                                                                                  2002            2001
                                                                               -----------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                    $(2,801,623)   $  (881,169)
   Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
     Depreciation and amortization                                                 134,250         83,372
     Officer's compensation contributed                                             57,750             --
   Changes in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                                                         265,125        706,657
       Inventories                                                                 (85,732)     1,037,999
       Prepaid expenses                                                             (6,887)       (36,922)
       Deposits and other assets                                                  (160,450)        90,910
     Increase (decrease) in:
       Accounts payable and accrued expenses                                       561,447       (583,714)
       Customer deposits                                                           113,175        (45,420)
                                                                               -----------    -----------

Net Cash (Used in) Provided by Operating Activities                             (1,922,945)       371,713
                                                                               -----------    -----------

Cash Flows from Investing Activities:
   Cash paid to acquire subsidiary                                                (500,000)            --
   Purchase of property and equipment                                             (108,591)       (12,793)
   Advances to officers                                                           (566,551)      (311,000)
                                                                               -----------    -----------

Net Cash Used in Investing Activities                                           (1,175,142)      (323,793)
                                                                               -----------    -----------

Cash Flows from Financing Activities:
   Net proceeds (repayments) under floor plan line-of-credit                       383,833       (350,063)
   Proceeds from long-term debt                                                    500,000             --
   Principal payments on long-term debt                                           (103,328)        (5,514)
   Repayment of bank loan payable                                                  (85,000)            --
   Proceeds from note payable - related party                                           --        348,000
   Cash held by acquired subsidiary                                                819,729             --
   Liabilities paid by seller of subsidiary at acquisition                       1,602,515             --
   Net proceeds from issuance of common stock                                    1,256,083             --
                                                                               -----------    -----------

Net Cash Provided by (Used in) Financing Activities                              4,373,832         (7,577)
                                                                               -----------    -----------

Net Increase in Cash                                                             1,275,745         40,343
Cash - Beginning of Period                                                          36,562        110,229
                                                                               -----------    -----------

Cash - End of Period                                                           $ 1,312,307    $   150,572
                                                                               ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

              For the Nine Months Ended September 30, 2002 and 2001





                                                                              2002                         2001
                                                                       -----------------            -----------------
Supplemental Disclosure on Non-Cash Investing
 and Financing Activities:
   Acquisition of Subsidiary:
     Shares issued to acquire subsidiary                               $      (2,880,000)           $              --
     Down payment                                                               (500,000)                          --
     Goodwill on acquisition of subsidiary                                       819,510                           --
                                                                       -----------------            -----------------

     Net assets acquired                                               $      (2,560,490)           $              --
                                                                       =================            =================

   Issuance of shares in consideration for
     legal services                                                    $          30,000            $              --
                                                                       =================            =================

























The accompanying notes are an integral part of these condensed consolidated financial statements.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                  For the Nine Months Ended September 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Associated Automotive Group Incorporated, formerly Uniservice Corporation, (the "Company" or "AAGI") was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s 99.97% interest in Kentucky Foods Chile, S.A. ("KFC Chile"), the exclusive franchise operator of KFC restaurants in Chile. In August 1998, Uniservice acquired 99.97% of Inversiones e Inmobiliaria Kyoto's interest in KFC Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of Uniservice's stock.

         Pursuant to a Share Exchange Agreement dated January 9, 2002, the Company acquired 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation, in exchange for 9,367,822 shares of its Class A common stock. These shares were issued to the stockholders and affiliates of Associated Automotive Group, Inc. in exchange for their wholly owned interest in Associated Automotive Group, Inc. At the time of acquisition, the stockholders of Associated Automotive, Inc. acquired control of the Company and accordingly, for accounting purposes, Associated Automotive Group, Inc. was treated as the acquiring entity.

         Immediately prior to the Share Exchange Agreement described above and pursuant to a Stock Purchase Agreement, the Company sold its interest in KFC Chile to its former chief executive officer and principal stockholder. In this transaction, 825,000 shares of the 1,400,000 shares of the Company's Class B common stock held by its former chief executive officer were canceled, and the balance of 575,000 shares of its Class B common stock were converted into shares of Class A common stock on a one for one basis.

         Associated Automotive Group, Inc., is a holding company which was formed to own and operate various highline exotic car dealerships and other automotive businesses throughout the United States. In July 2001, Associated Automotive Group, Inc. acquired 100% of the common stock of Motorcars of South Florida, Inc., which had operated as an automobile dealership located in Delray Beach, Florida since its inception in 1994. At the time of acquisition, the stockholders of Motorcars of South Florida, Inc. acquired control of Associated Automotive Group, Inc. and accordingly, for accounting purposes, Motorcars was treated as the acquiring entity.

         During January 2002, Associated Automotive Group, Inc. acquired 100% of the common stock of C&K Auto Imports, Inc., a New Jersey Corporation. This acquisition was accounted for under the purchase method of accounting which resulted in the Company recording approximately $820,000 of goodwill.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Principles of Consolidation - The condensed consolidated financial statements include the accounts of Associated Automotive Group Incorporated and its wholly owned subsidiaries, Associated Automotive Group, Inc., Motorcars of South Florida, Inc., C&K Auto Imports, Inc. and Motor Cars Auto Group, Inc. All significant inter-company balances and transactions have been eliminated in consolidation. As a result of the reorganization, the condensed consolidated financial statements include the accounts of Associated Automotive Group, Inc. since its inception in July 2001 and Motorcars of South Florida, Inc. as of December 31, 2001 and September 30, 2002 and for the period from January 1, 2002 to September 30, 2002.

         Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loss Per Common Share - Basic loss per common share is computed by dividing the loss by the weighted average number of shares outstanding of 12,722,822 and 12,177,235 for the three months and nine months ended September 30, 2002, respectively. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares outstanding during the period. Warrants issued that have exercise prices greater than the existing market value of the Company's stock are deemed anti-dilutive and are not components of loss per share. Because the results for the periods ending September 30, 2002 reflected a net loss, basic and diluted loss per share are the same.

NOTE 2 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

         On January 1, 2002, the Company issued 60,000 shares of Class A common stock to Atlas Pearlman, P.A. as payment for legal services performed during 2000 and early 2001. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption.

         On January 10, 2002, Mr. Ricardo Vilensky converted 575,000 shares of Class B common stock into shares of the Class A common stock. Pursuant to the conversion rights of the Class B shares, the Company issued Mr. Vilensky 575,000 shares of the Class A common stock. The Class B shares were retired and returned to treasury. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 2 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
         (Continued)

         Effective January 10, 2002, pursuant to a share exchange agreement dated January 9, 2002 with Associated Automotive Group, Inc., the Company issued an aggregate of 9,367,822 shares of the Class A common stock to the stockholders of Associated Automotive Group, Inc. and its affiliates. In connection with this transaction, the Company issued shares to 45 individuals and entities. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption.

         In addition, effective January 10, 2002, the Company issued Hyperion Partners Corp. a warrant to purchase 55,000 shares of the Class A common stock, exercisable at $.05 per share for a period of three years. The warrant was issued pursuant to the share exchange agreement with Associated Automotive Group, Inc. The warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The warrant issued contain a legend restricting its transferability absent registration or an available exemption.

         On February 5, 2002, pursuant to a stock purchase agreement entered into on January 22, 2002, effective January 9, 2002, by and between C&K Auto Imports, Inc. and Associated Automotive Group, Inc., the Company issued 750,000 shares of the Class A common stock to Doron Sauer (the sole stockholder of C&K). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption.

         In April 2002, the Company completed a private placement of securities under which the Company raised $1,300,000 through the sale of securities to five accredited investors. Pursuant to the terms of the offering, the Company sold an aggregate of 520,000 shares of the Class A common stock and warrants exercisable at $6.00 per share to purchase an aggregate of 174,000 shares of the Class A common stock. The warrants are exercisable for a period of two years from the date of issuance and are callable at $.0001 per share if the Class A common stock trades at or above $4.50 per share for a period of ten consecutive days. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption.

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 2 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
         (Continued)

         On May 3, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., under which the Company sold Laurus a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of the Company's Class A common stock at $3.09 per share. The Company's obligations under the convertible note are secured by a security interest in the Company's property and inventory. In addition, the Company issued Laurus a warrant to purchase 65,000 shares of the Class A common stock, exercisable for a period of two years, at $3.30 per share, subject to adjustment. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

         The accompanying condensed consolidated financial statements report that the Company incurred a net loss of approximately $2,802,000 for the nine months ended September 30, 2002. In addition, as of September 30, 2002, the Company has an accumulated deficit of approximately $3,950,000. In addition, at various times during the nine months ended September 30, 2002, the Company has not been in compliance with certain provisions of a bank note payable.

         The Company's management believes they can reduce operating expenses, restore profitability and raise additional financing or capital as needed. In addition, management of the Company expects continued forbearance from its lender of the loan provisions addressed above. The availability of adequate financing and capital is essential to the Company's future operations. No assurance can be given that the Company will be successful in these efforts.

NOTE 4 - INVENTORIES

         Inventories consisted of the following as of September 30, 2002 and December 31, 2001:

                                               September 30,     December 31,
                                                   2002             2001
                                            ----------------   ----------------
              New                           $         96,237   $         91,671
              Used                                 3,972,851          2,414,945
              Parts and accessories                   67,890             20,582
                                            ----------------   ----------------

                                            $      4,136,978   $      2,527,198
                                            ================   ================


            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 5 - DEPOSITS AND OTHER ASSETS

         Deposits and other assets consisted of the following as of September 30, 2002 and December 31, 2001:

                                                                  September 30,              December 31,
                                                                      2002                       2001
                                                                ----------------          ----------------
              Deposits on future acquisition                    $         54,000          $        200,000
              Deposits on vehicles                                       250,000                        --
              Other deposits                                              74,254                    14,279
              Loan costs                                                  14,000                        --
              Other assets                                                28,643                    24,223
                                                                ----------------          ----------------

                                                                $        420,897          $        238,502
                                                                ================          ================

NOTE 6 - OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 2002 consisted of the following:

              Salaries, wages and other                       $      1,009,148
              Rent                                                     328,533
              Utilities                                                 39,824
              Insurance                                                101,456
              Depreciation and amortization                            134,250
              Advertising                                              226,436
              Travel and entertainment                                  92,433
              Professional fees                                        644,224
              Organizational expenses and
                start up costs                                         272,937
              Bad debt expense                                         811,691
              Consulting fees                                           45,000
              Abandoned acquisitions                                   154,000
              Other selling and administrative
               expenses                                                807,274
                                                              ----------------

                                                              $      4,667,206
                                                              ================

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 7 - ACQUISITION

         The Company acquired C&K Auto Imports, Inc. ("C&K") pursuant to a stock purchase agreement effective January 9, 2002. C&K sells various highline and exotic used vehicles to customers and wholesalers in the New York City metropolitan area. Consideration for the transaction consisted of $500,000 cash and the issuance of 750,000 shares of the Company's common stock valued at $3.84 per share. The acquisition was accounted for under the purchase method of accounting which resulted in the Company recording approximately $820,000 of goodwill.

         The unaudited proforma combined historical results, as if C&K had been acquired at the beginning of the period ended September 30, 2001, are estimated to be:

                                                     For the Nine Months
                                                     Ended September 30,
                                                             2001
                                                     -------------------
              Net sales                                $     46,930,000
              Net loss                                         (750,000)
              Loss per share                                      (.066)

         The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results. The results reported for the nine months ended September 30, 2002 include the acquisition of C&K. Therefore, no proforma for the nine months ended September 30, 2002 was necessary. The operating results between January 1, 2002 and January 9, 2002 (the effective date of the purchase agreement) were not material.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases showroom and office space with expiration dates ranging from 2003 to 2007. Future minimum lease payments are approximately as follows:

              2003                                              $        296,000
              2004                                                       271,000
              2005                                                       283,000
              2006                                                       295,000
              2007                                                       125,000
                                                                ----------------

                                                                $      1,270,000
                                                                ================

            ASSOCIATED AUTOMOTIVE GROUP INCORPORATED AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         On July 26, 2001, Barry Tenzer entered into a stock purchase agreement with the Company in connection with the purchase of Motor Cars of South Florida, Inc. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense allowance of $4,000 through July 2005. In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006. The condensed consolidated financial statements for the nine months ended September 30, 2002, include imputed salary of Mr. Tenzer based on an annual salary of $125,000 less the monthly amounts pursuant to the stock purchase agreement.

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

Management discussion and analysis of financial condition and results of operations has been prepared using historical information for the period ended September 30, 2002 and the period ended September 30, 2001. The comparison of results of operations may be misleading due to the acquisition of C&K Auto Imports, Inc. in January 2002.

Results of Operations

Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001

Total sales for the nine months ended September 30, 2002, were $41,862,047 an increase of $12,983,733 compared to total sales of $28,878,314 for the nine months ended September 30, 2001. The substantial increase in sales was due directly to the acquisition of C&K Auto Imports, Inc. In addition, since January 2002 the Company has focused its sales effort on higher priced highline and exotic cars. In doing so, the Company experienced a higher sales price per vehicle.

Cost of sales increased from $28,113,235 for the nine months ended September 30, 2001 to $40,109,039 for the nine months ended September 30, 2002, an increase of $11,995,804 or almost 43%. The increase in cost of sales was attributed directly to a higher volume of sales as a result of the C&K Auto Imports, Inc. acquisition.

Due to the increase in sales, the gross profit increased to $1,753,008 for the nine months ended September 30, 2002 from $765,079 for the nine months ended September 30, 2001, an increase of $987,929 or 129%. The gross margin increased from 2.6% for the nine months ended September 30, 2001, to 4.2% for the nine months ended September 30, 2002 or approximately a 58% increase in the gross profit margins. The increase was due to the Company's focus on the sale of higher priced highline and exotic cars which have higher profit margins.

Income generated from finance, insurance, warranty and other income increased from $192,759 for the nine months ended as of September 30, 2001 to $228,820 for the nine months ended September 30, 2002. The increase of $36,061 or approximately 19% is a direct result of a higher volume of sales.

Operating expenses increased from $1,597,093 for the nine months ended September 30, 2001 to $4,667,206 for the nine months ended September 30, 2002, an increase of $3,070,113. The substantial increase in operating expenses of approximately 192% was attributable to certain non-recurring expenses incurred during 2002 in connection with the Company's reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees of approximately $750,000. Operating expenses also include certain forfeited deposits paid in connection with acquisitions that were not consummated (approximately $150,000). In addition, the Company incurred the expenses of setting up a reserve for the potential uncollectability of a receivable due from a former employee.

Interest expense decreased from $241,914 for the nine months ended September 30, 2001 to $116,245 for the nine months ended September 30, 2002, a decrease of $125,669. The decrease in interest expense is due to a decrease in average debt outstanding for the nine months ended September 30, 2002. This decline is due mainly to the conversion to equity of certain debt owed to a principal of the Company and an overall decrease in interest rates.

Net loss for the nine months ended September 30, 2002 increased from $(881,169) for the nine months ended September 30, 2001 to $(2,801,623) for the nine months ended September 30, 2002, an increase of $1,920,454. The net loss is a direct result of the large dollar and percentage increase in operating expenses. A large portion of the net loss was attributable to certain non-recurring expenses associated with the Company's reorganization, acquisitions and the potential acquisitions that were not consummated. In addition, the Company incurred the non-recurring expenses of setting up a reserve account for the potential uncollectability of a receivable due from a former employee.

Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

Total sales for the three months ended September 30, 2002, were $9,913,853 an increase of $2,412,897 compared to total sales of $7,500,956 for the three months ended September 30, 2001. The increase in sales is directly attributable to the acquisition of C&K Auto Imports, Inc. that was completed in January 2002. In addition, since January 2002, the Company has focused its sales effort on a higher priced highline and exotic cars. In doing so, the Company experienced a higher sales price per vehicle.

Cost of sales increased from $7,249,909 for the three months ended September 30, 2001 to $9,460,529 for the three months ended September 30, 2002, an increase of $2,210,620 or approximately 30%. This increase in cost of sales was attributed mainly to the acquisition of C&K Auto Imports, Inc. that was acquired in the first quarter of the year 2002.

Due to the increase in sales, the gross profit increased to $453,324 for the three months ended September 30, 2002 from $251,047 for the three months ended September 30, 2001, an increase of $202,277. Gross margins increase from 3.3% for the three months ended September 30, 2001 to 4.6% for the three months ended September 30, 2002 or approximately 37% increase in the gross profit margins. This increase was due to the Company's focus on the sale of higher priced highline and exotic cars which have higher profit margins.

Income generated from finance, insurance, warranty and other income decreased from $49,764 for the three months ended September 30, 2001 to $34,630 for the three months ended September 30, 2002, an increase of $15,134.

Operating expenses increased from $637,664 for the three months ended September 30, 2001 to $1,208,268 for the three months ended September 30, 2002, an increase of $570,604 or approximately 89%. The substantial increase in operating expenses was attributable to certain non- recurring expenses incurred during

2002 in connection with the Company's reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses. Also, the Company set up a 50% reserve for certain deposits because of the uncertainty of the collectability of funds due to acquisitions that were not consummated. In addition, the Company incurred the expense of establishing a reserve for the potential uncollectability of a receivable due from a former employee.

Interest expense decreased from $144,117 for the three months ended September 30, 2001 to $39,851 for the three months ended September 30, 2002, a decrease of $104,266 due to a decrease in the average debt outstanding for the three months ended September 30, 2001. The decline is due to the conversion of certain debt to a principal of the Company into equity and the overall decrease in interest rates.

For the three months ended September 30, 2002, there was a net loss of $(760,165) compared to a net loss of $(480,970) for the three months ended September 30, 2001. The net loss is a direct result of the large dollar and percentage increase in operating expenses. A large portion of the net loss was attributable to certain non-recurring expenses associated with the Company's reorganization in January 2002, the acquisitions that were not consummated and related due diligence expenses. In addition, a portion of the net loss was attributable to the reserve set up for the potential uncollectability of a receivable due from a former employee.

Liquidity and Capital Resources

At September 30, 2002 the Company had total stockholders' equity of $3,656,785 as compared to stockholders' equity of $2,264,575 at December 31, 2001. In addition, the Company's working capital at September 30, 2002 was $2,621,231as compared to $1,803,667at December 31, 2001. The significant increases in stockholders equity and working capital was a result of the C&K Auto Imports, Inc. acquisition and the additional capital received through the issuance of the Company's securities.

During the nine month period ended September 30, 2002 the Company received proceeds from the private sale of its class A common stock and common stock purchase warrants to 5 accredited investors in the approximate amount of $1,300,000.

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

Accounts receivable increased from $551,056 at December 31, 2001 to $1,133,690 at September 30, 2002, an increase of $582,634 primarily due to the acquisition of C&K Auto Imports, Inc. in January 2002 and an increase in wholesale transactions made by Motorcars of South Florida in September2002.

Inventories increased from $2,527,198 at December 31, 2001 to $4,136,978 at September 30, 2002, an increase of $1,609,780. This increase was primarily due to the acquisition of C&K Auto Imports, Inc. in January 2002.

Due from related parties (officers) increased from $679,828 at December 31, 2001 to $1,246,379 at September 30, 2002. The increase is primarily due to the consolidation of funds due from related parties of Motorcars of South Florida and C&K Auto Imports, Inc. As of November 19, 2002, the amount due from related parties was reduced to $973,379. The portion of funds due from related parties of Motorcars of South Florida has been reduced by $500,000 since June 30, 2002.

Deposits and other assets increased from $238,502 at December 31, 2001 to $420,897 at September 30, 2002, an increase of $182,395. This increase was primarily the result of deposits made for the purchase of two Saleen automobiles.

Accounts payable and accrued expenses increased from $624,499 at December 31, 2001 to $1,874,496 at September 30, 2002, an increase of $1,249,997. The large increase in payables is mainly attributed to the C&K Auto Imports, Inc. acquisition and fees associated with potential acquisitions. These payables include legal, audit and consulting. In addition, the Company purchases automobiles at auctions or from other dealers for immediate resale against standing orders. These sales are usually consummated within days of the vehicle purchases; however, until titles to these automobiles are properly transferred a short term payable is accrued.

Amounts due under the revolving floor plan increased from $1,151,819 at December 31, 2001 to $2,367,964 at September 30, 2002, an increase of $1,216,145. This increase was primarily due to the acquisition of C&K Auto Imports, Inc., and the consolidation of its floor plan with Motorcars of South Florida's floor plan.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan, establish its sales and marketing network, operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and private financing will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. As of September 30, 2002, there were no commitments for long-term capital expenditures. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

The Board of Directors of the Company have instructed management to legally pursue the collection of a receivable due from a former employee, who it alleges unlawfully received more than $1,000,000 from the Company. Management is currently working with legal counsel and the appropriate authorities on the collection of that receivable and the violations associated with the incurrence of the receivable.

Item 2. Changes in Securities and Use of Proceeds

In January 2002, the Company issued an aggregate of 60,000 shares of its class A common stock to Adorno & Yoss, P.A. as payment for legal services performed during 2000 and early 2001. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Adorno & Yoss, P.A. had access to information about the Company and had the opportunity to ask questions about the Company.

On January 10, 2002, Ricardo Vilensky converted 575,000 shares of class B common stock into shares of class A common stock. Pursuant to the conversion rights of the class B shares the Company issued Mr. Vilensky 575,000 shares of class A common stock. The class B shares were retired and returned to treasury. The shareswere issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. Mr. Vilensky, as former chief executive officer of the Company, had access to information concerning the Company and had the opportunity to ask questions regarding the Company.

Effective January 10, 2002, pursuant to a share exchange agreement dated January 9, 2002 with Associated Automotive Group, Inc., the Company issued an aggregate of 9,367,822 shares of class A common stock to the shareholders of Associated Automotive Group, Inc. and its affiliates. The principal shareholders of Associated Automotive Group, Inc.were Barry Tenzer and David Jacoby. In connection with this transaction the Company issued shares to 45 accredited individuals and entities. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The shareholders and affiliates had access to information about the Company and had the opportunity to ask questions about the Company.

In addition, effective January 10, 2002, the Company issued Hyperion Partners Corp., an accredited investor, a warrant to purchase 55,000 shares of our class A common stock, exercisable at $.05 per share for a period of three years. The warrant was issued pursuant to the share exchange agreement with Associated Automotive Group, Inc. The warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The warrant issued contains a legend restricting its transferability absent registration or an available exemption. Hyperion had access to information about the Company and had the opportunity to ask questions about the Company.

On February 5, 2002, pursuant to a stock purchase agreement entered into on January 22, 2002, effective January 9, 2002, by and between C&K Auto Imports, Inc. and Associated Automotive Group, Inc., the Company issued 750,000 shares of class A common stock to Doron Sauer (an accredited investor and the sole shareholder of C&K). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Exchange Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Mr. Sauer had access to information about the Company and had the opportunity to ask questions about the Company.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

Schedule 13D. On July 22, 2002, a Schedule 13D was filed by Del Ray Beach Properties, LLC ("DRBP") relating to the beneficial ownership of certain shares of common stock of Associated Automotive Group Incorporated (the "Company") held by Barry Tenzer, chief executive officer of the Company. DRBP has filed the
Schedule 13D pursuant to a claim that it has exercised an option to purchase 3,416,000 shares of common stock held by Mr. Tenzer. Mr. Tenzer has denied the validity of the claim and has challenged the legality of the claim.

Board of Directors. On July 22, 2002, the Company accepted the resignation of William Weisman. On August 22, 2002 the Company appointed the individuals below to serve as independent directors of the Company until the Company's next annual meeting.

Patrick K. Donohue. For the past five years Mr. Donohue has served as President of PHS, a Taft-Hartley Third Party Administration Firm and Chairman of Bottom Line Advisors, Inc., a nationally recognized crisis management and financial consulting firm. Prior to his recent employment, Mr. Donohue was the Administrator of Teamsters Union 705, Pension, Health and Welfare Plan. Mr. Donohue has served as Chairman of the North Central State Health and Welfare Caucus of the International Union of Operating Engineers. He is a graduate of Friends University with a degree in Business Administration and he attended the Continuing Education Division of the Wharton School of Business.

Stephenson D. Noel. For the past five years Mr. Noel has been employed as a private investment counselor to high net worth individuals. Prior to his current employment, Mr. Noel was Comptroller to The HIC Corporation, Coyaba Beach Resort and an assistant accountant with the Law Firm of Tenzer, Greenbalt, Fallon & Kaplan. Mr. Noel is a graduate of Presentation Brothers College of Granada with a degree in Accounting.

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

Effective September 30, 2002, Mr. Donohue and Mr. Shea resigned for personal reasons. The remaining newly appointed directors will also serve on the Company's audit committee.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

         99.1     Certification by Chief Executive Officer*
         99.2     Certification by Chief Financial Officer*

         * Included herein

         (b) Reports on Form 8-K

         On August 3, 2002, the Company filed a Current Report on Form 8-K disclosing that on July 22, 2002 a Schedule 13D was filed by Del Ray Beach Properties, LLC ("DRBP") relating to the beneficial ownership of certain shares of common stock of Associated Automotive Group Incorporated (the "Company") held by Barry Tenzer, chief executive officer of the Company. DRBP has filed the Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer has challenged the legality of the claim. The Current Report also announced the acceptance of the resignation of William Weisman as a director of the Company.

         On November 12, 2002, the Company filed a Current Report on Form 8-K disclosing that effective September 30, 2002, Michael Shea and Patrick K. Donohue resigned as directors of the Company. They resigned for personal reasons.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief financial officer of the Registrant.


                                                  ASSOCIATED AUTOMOTIVE GROUP
                                                  INCORPORATED


Dated: November 18, 2002                          By:/s/ David Jacoby
                                                     -----------------------
                                                     David Jacoby
                                                     Chief Financial Officer
                                                     and Vice President