Form 10KSB
period 2002-12-31
MOTORCARS AUTO GROUP INC
filed 2003-04-24
CIK 1059024

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-24681

                        MOTORCARS AUTO GROUP INCORPORATED
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Florida                                 65-0816177
                    -------                                 ----------
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

         980 North Federal Highway, Suite 206, Boca Raton, Florida 33432
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 391-7172
                                 --------------
                           (Issuer's Telephone Number)

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

                          Class A Common Stock Warrants
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $31,039,803

State the aggregate market value of the voting stock held by non-affiliates (6,865,928 shares) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,029,889.20 ($0.15 on April 15, 2003)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 15, 2002: 12,523,629 Shares of Class A Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes [ ]           No [X]

                                Table of Contents

                                                                                        Page
                                                                                        ----
PART I
------

Item 1.       Description of Business                                                      3
Item 2.       Description of Property                                                     11
Item 3.       Legal Proceedings                                                           11
Item 4        Submission of Matters to a Vote of Security Holders                         12

PART II
-------

Item 5.       Market for Common Equity and Related Stockholder Matters                    13
Item 6.       Management Discussion and Analysis                                          16
Item 7.       Financial Statements                                                        20
Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                        20

PART III
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act                           22
Item 10.      Executive Compensation                                                      25
Item 11.      Security Ownership of Certain Beneficial Owners and Management              28
Item 12.      Certain Relationships and Related Transactions                              29
Item 13.      Exhibits, Lists and Reports on Form 8-K                                     31
Item 14.      Controls and Procedures                                                     32

PART I

Item 1. Description of Business

Current Operations

         Our company, Motorcars Auto Group Incorporated was organized as a Florida corporation on November 21, 1997. Our wholly owned subsidiary, Associated Automotive Group, Inc. ("AAG"), a Nevada company, was formed as a holding company in July 2001 to own and operate various dealerships, accessory and other automotive businesses expected to be acquired or established. We acquired AAG pursuant to a share exchange agreement effective January 9, 2002. Our company has been accounted for as the successor to AAG.

         AAG operates Motorcars of South Florida, Inc., which is a highline and exotic car dealership located in Delray Beach, Florida. Motorcars of South Florida was incorporated in 1994 and was acquired by AAG in 2001. Pursuant to a stock purchase agreement dated January 22, 2002, effective January 9, 2002, AAG acquired all of the issued and outstanding shares of C&K Auto Imports, Inc. from its sole shareholder, Doron Sauer, in consideration for 750,000 shares of our class A common stock and $500,000. Pursuant to a stock purchase agreement dated December 19, 2002, we sold C&K Auto Imports back to Doron Sauer in return for $250,000 and 750,000 shares of our common stock. The shares of common stock were returned to our company and cancelled. Our board of directors determined to sell C&K Auto Imports in order to refocus our strategy, which includes localizing our highline car operations in South Florida.

         As of March 31, 2003, we have down sized our day to day operations substantially, in order to reduce overhead and expenses. Management expects the downsizing to be temporary.

         Our executive offices are located at 980 North Federal Highway, Suite 206, Boca Raton, Florida 33432, our telephone number is (561) 391-7172 and our website is motorcarssf.com.

Reorganization

         We were originally formed for the purpose of acquiring Kentucky Foods Chile S.A., the Chilean franchisee of KFC restaurants. On August 4, 1998, we acquired 99.97% of Inversiones e Inmobiliaria Kyoto S.A.'s interest in Kentucky Foods Chile S.A. in a series of transactions in exchange for 1,399,900 shares of our class B common stock. These transactions were effected simultaneously with the initial public offering of 1,400,000 shares of our class A common stock and 1,610,000 warrants to purchase shares of our class A common stock.

         As a result of the disappointing performance of our operations, we made a decision in July 2001 to change our line of business. On January 9, 2002, we acquired 100% of the outstanding capital stock of AAG in exchange for 9,082,822 shares of our class A common stock.

         On January 9, 2002, we also completed the sale of substantially all of our previous operating assets including our KFC restaurants. In this transaction, 825,000 shares of the 1,400,000 shares of our class B common stock held by Ricardo Vilensky (our former president and chairman) were cancelled, and the balance of 575,000 shares of our class B common stock were converted into shares of our class A common stock on a one for one basis. We are not aware of any obligations, agreements, commitments nor contingencies associated with our former KFC operations. Because both acquisitions of AAG and the disposition of the KFC restaurants happened simultaneously, we have presented the recapitalization as being 10,482,822 shares of common stock which is comprised of 9,082,822 shares of Class A common stock and 1,400,000 shares of Class B common stock. For accounting purposes, we are presenting 625,000 shares issued for the recapitalization, which is the Class A shares outstanding at December 31, 2001 minus the cancelled 825,000 Class B shares.

         The amount of consideration we received as a result of the sale of assets was determined as a result of negotiations between our company and Mr. Vilensky. In determining a sale price our directors considered the following:
(1) the revenues that the KFC operations generated and the revenues that management believed the KFC operations would generate in the future; (2) the need for working capital to conduct and grow the KFC operations; and (3) economic problems in Chile and (4) our adverse relationship with the KFC franchisor. Our directors also considered that we did not have cash flow or borrowing power sufficient to grow our KFC operations and that because of illiquidity and low stock price, Uniservice's stock could not serve as currency to fund investments. Our board of directors also obtained an independent fairness opinion from Werbel-Roth Securities, Inc., a company with experience in the valuation of businesses.

         In connection with its analysis, Werbel-Roth reviewed various corporate and public documents, including but not limited to, the stock purchase agreement, our historical financial statements, historical stock trading prices, and industry data, and performed such other financial studies, analyses, inquiries, and investigations as Werbel-Roth deemed appropriate. As a result of their analysis, Werbel-Roth was of the opinion, subject to certain assumptions and limitations, that the consideration to be received by our company as a result of the sale of assets was fair, from a financial point of view. We believe the terms of the asset sale were as favorable as if the sale had been done with an independent third party.

         In conjunction with these transactions, which were approved by our shareholders at a special meeting held on December 14, 2001, all of our previous officers and directors resigned their positions and AAG's current officers and directors were appointed as their replacements.

Operations

         AAG is a holding company which was formed to own and operate various highline and exotic car dealerships, accessory and other automotive businesses. At the time of our acquisition of AAG, its assets consisted primarily of cash, accounts receivable and inventory of highline automobiles which were owned through its subsidiary Motorcars of South Florida located in Delray Beach, Florida. Motorcars of South Florida began business in Florida in 1994 and since its inception it has sought to differentiate itself by only offering the finest late model exotic and highline automobiles. Motorcars of South Florida carries an average inventory of 50 to 55 vehicles. Currently we have less than ten (10) cars in inventory.

         Effective January 9, 2002, we acquired 100% of the issued and outstanding capital stock of C&K Auto Imports from an unaffiliated third party in exchange for $500,000 in cash and 750,000 shares of our class A common stock. C&K Auto Imports owns a high-line automobile dealership in Hasbrook Heights, New Jersey, that services the greater New York City Metropolitan area. C&K also owns a high-line automobile wholesale operation and service facility located in Leonia, New Jersey. C&K Auto Imports carries an average inventory of 60 to 70 vehicles. Pursuant to a stock purchase agreement dated December 19, 2002, we sold C&K Auto Imports back to Doron Sauer in return for $250,000 and 750,000 shares of our common stock. These shares of common stock were retired and returned to our treasury. Our board of directors determined to sell C&K Auto Imports in order to refocus our strategy which includes localizing our highline car operations in South Florida.

         To date, our operations are limited to our Delray Beach location. As of March 31, 2003, these operations have been reduced substantially. We have not identified any other probable acquisitions.

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

Our operating strategy

         We seek to differentiate ourselves by focusing our sales on late model, pre-owned exotic and highline automobiles. By refining and branding the experience of acquiring a luxury vehicle and acquiring additional independent automobile dealerships as well as franchised dealers, our goal is to become the leading operator of automotive retailers in our market segment. We also seek to open additional dealerships under our own brand, Motorcars.

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

Our retail operations

         We offer a broad selection of makes and models of late model, low mileage previously owned vehicles, including Mercedes-Benz, Porsche, BMW, Range Rover, Jaguar, Ferrari and similar luxury and high performance vehicles. These vehicles generally range in price from $35,000 to $250,000, with factory warranties remaining on 75% to 80% of the vehicles. Because we carry a blended inventory, that comprised of many makes and models, we believe we provide potential customers with the widest selection possible of late model highline and exotic vehicles. In addition, a complete listing of our inventory is available on our web site at www.motorcarsautogroup.com. To enhance our customers confidence in our vehicles, prior to sale all vehicles will have received a full mechanical inspection, passed a comprehensive, 50- point pre-delivery checklist, all manufacturer required services on the vehicle will be up to date and the vehicle will have been detailed. We offer our customers the opportunity to purchase a 24 month extended warranty plan for all vehicles we sell, including those with expired factory warranties.

Online Operations

         Our business model also focuses on the expansion of our Internet sales opportunities. We currently operate a website located at motorcarssf.com with direct links to Motorcars of South Florida at motorcarsautogroup.com. Our websites, linking with eBay.com and autotrader.com, generated approximately 15% of our overall sales throughout 2002 through actual online purchases or sale leads leading to in-store sales. eBay.com is the Internet's largest auction style marketplace for buying and selling automobiles. Each listing on eBay costs $40 and we are charged an additional $25 per each sale. There are no contractual agreements with eBay. The listing terms with autotrader.com are materially the same. We have an employee dedicated strictly to Internet generated sales. His responsibilities include placing pictures, descriptions and statistics for specific automobiles on eBay.com (or autotrader.com) for purchase and bid. In addition, the employee monitors and finalizes all internet sales. Our websites generate additional benefits to us, such as supplier/buyer contacts, and the international buyers' market of individuals looking to purchase automobiles in the United States.

         Subject to financing, we intend to consolidate and expand our retail Internet presence into one comprehensive web site with the following features:

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

         - Additional Motorcars Locations. We intend to open new dealership locations under our Motorcars brand.

Authorized Dealer of Saleen S7 Supercar

         On February 20, 2002, Motorcars of South Florida was appointed as the exclusive dealer for the Saleen S7 Supercar. The Saleen S7 is an American sports supercar, capable of over 200 miles per hour. The exclusive dealership arrangement covers South Florida. The agreement is for a term of one year and is automatically renewable for successive one year terms unless one party gives the other party written notice of non-renewal not less than 120 days before the expiration of the initial term of the agreement. The base price for the Saleen S7 is $395,000.

Sourcing and vehicle inventory management

         We acquire our inventory at automobile auctions, on a wholesale basis from other dealers, from private auto sellers and as trade-ins. We do not have any principal suppliers. The majority of our automobiles are purchased at auctions throughout the country or through management's personal contacts throughout the industry. Trade-ins which meet our internal guidelines are added to our inventory for resale, and vehicles which we believe do not meet our criteria are remarketed through our wholesale network. We believe our buying strategy provides an inventory of makes and models that reflect the tastes of the market and ensures that all dealerships are stocked with top quality vehicles.

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

         Our inventory is financed with cash and conventional floor plan financing. We have $2 million of floor plan financing at Motorcars of South Florida.

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

         Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety. The cost to comply with these requirements is not material.

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

Employees

         As of March 31, 2003, we had six hourly and salaried employees, including two executive level management, and two sales employees who work on a commission basis. None of our employees are subject to a collective bargaining agreement.

Item 2. Description of Property

         Our Motorcars of South Florida's dealership is located at 2600 South Federal Highway, Delray Beach, Florida 33483, where we lease approximately 1.75 acres under two lease agreements at an aggregate base rental rate of $19,000 per month. The lease expired in March 2003. Currently we are renting on a month to month basis. Additionally, we are in a legal dispute with our landlord.

         Commencing December 2002, our executive offices are located at 980 North Federal Highway, Suite 206, Boca Raton, Florida 33432. This lease continues through December 2007 at approximately $3,500 per month.

         In May 2002, our subsidiary signed a lease agreement for approximately 6,500 square feet of showroom floor located in Fort Lauderdale, Florida. This lease commenced on June 1, 2002 and continues through June 1, 2007, at approximately $20,000 per month. We closed this location on December 31, 2002. In March 2003, we negotiated a settlement with the landlord. Pursuant to the settlement we agreed to pay the landlord an aggregate of $40,000 on or before April 12, 2003. As of the date of this filing we have paid $20,000. The landlord has agreed to extend the due date on the remaining $20,000 to May 15, 2003.

Item 3. Legal Proceedings

         On July 3, 2002, CGF Securities, LLC filed a complaint in the circuit court in and for Palm Beach County, Florida to demand the filing of a registration statement covering certain shares of our restricted common stock which were issued to certain accredited investors under a private placement conducted by AAG in which CGF Securities served as placement agent. Certain affiliates of CGF Securities also purchased shares of our common stock under the private placement. As a successor to AAG, pursuant to the terms of the private placement we were obligated to file a registration statement covering the shares issued in the private placement. We have included these shares in a registration statement filed with the SEC. We also agreed to issue the investors of CGF Securities an aggregate of 550,807 shares of our common stock to settle the complaint and agreed to use our best efforts to complete the registration statement. The additional shares are also included in the registration statement. In addition, within 90 days from the effective date of this registration statement, we will issue these investors an additional number of shares so the value of the number of shares held by each investor on the effective date of the registration statement equals the value of each investor's initial investment. We believe that upon the effectiveness of the registration statement and issuance of additional shares the matter should be mute.

         On July 22, 2002, a Schedule 13D was filed by Del Ray Beach Properties, LLC relating to the beneficial ownership of certain shares of common stock of our company held by Barry Tenzer, our chief executive officer. Del Ray Beach Properties, LLC filed a Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer challenged the validity of the claim and subsequently sold the shares in question to Vantage Group Ltd. (an unrelated third party). The action was dismissed without prejudice by the United States District Court for the Southern District of Florida of Miami Dade county. Del Ray Beach Properties, LLC has amended and refiled their complaint. We recently responded to the amended complaint and submitted a motion to dismiss. To date, the court has not made any further ruling.

         During 2002 we signed two contracts with South Florida movie theaters for screen advertising. The total amount payable on the contracts was $39,840. We paid $16,320 before we stopped making payments. We have accrued a balance of $23,520 as of December 31, 2002. We are currently negotiating a settlement for these contracts. As of the date of this report, we cannot opine to the outcome of the settlement negotiations.

Item 4. Submission of Matters to a Vote of Security Holders

         On December 30, 2002 we held an annual meeting of our shareholders. The matters voted on at the annual meeting were the election of directors, changing of our corporate name and ratifying the appointment of our independent auditors. The voting results for the matters was as follows:

Election of Directors:
                               For                 Against             Withheld
                               ---                 -------             --------

Barry Tenzer                6,208,326             1,100,000             553,936
David Jacoby                6,289,410             1,100,000             544,852
Stephenson D. Noel          6,282,026             1,100,000             552,236
Michelle Mathis             6,280,226             1,100,000             554,036

         Approval of proposal to amend our articles of incorporation to change the Corporation's name to Motorcars Auto Group Incorporated: Shares For:
7,886,026; Shares against: 547,236; and Shares abstained: 1,000.

         Proposal to ratify the appointment of Spear Safer Harmon & Co. as independent auditors: Shares for: 7,881,826; Shares against: 551,436; and Shares abstained: 1,100. Although the proposal was approved, we subsequently appointed HJ & Associates, LLC as our independent auditors for the year ended December 31, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Our class A common stock and our class A common stock warrants are traded on the Nasdaq SmallCap Market under the symbols MAGI and MAGIW, respectively, and commenced their trading on August 4, 1998. On April 10, 2003, the average closing bid and asked price of our common stock and common stock and our common stock purchase warrants was $.15 and $.01, respectively. The following table sets forth the high and low bid quotations for the common stock and warrant for the periods indicated. These quotations, as reported by the Nasdaq Stock Market, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                  High             Low
------                                                  ----             ---

Common Stock

Quarter ended September 30, 2000                        $2.75            $1.50
Quarter ended December 31, 2000                         $2.86            $1.38
Quarter ended March 31, 2001                            $2.31            $2.00
Quarter ended June 30, 2001                             $1.75            $0.52
Quarter ended September 30, 2001                        $2.60            $0.50
Quarter ended December 31, 2001                         $3.65            $2.10
Quarter ended March 31, 2002                            $4.25            $3.03
Quarter ended June 30, 2002                             $2.97            $1.50
Quarter ended September 30, 2002                        $1.80            $0.35
Quarter ended December 31, 2002                         $0.84            $0.32

Warrants

Quarter ended September 30, 2000                        $0.66            $0.25
Quarter ended December 31, 2000                         $0.50            $0.19
Quarter ended March 31, 2001                            $0.22            $0.19
Quarter ended June 30, 2001                             $0.22            $0.06
Quarter ended September 30, 2001                        $0.40            $0.05
Quarter ended December 31, 2001                         $0.80            $0.10
Quarter ended March 31, 2002                            $1.15            $0.61
Quarter ended June 30, 2002                             $0.75            $0.25
Quarter ended September 30, 2002                        $0.32            $0.05
Quarter ended December 31, 2002                         $0.45            $0.01

         As of December 31, 2002, there were approximately 70 holders of record of our class A common stock. As of December 31, 2002, we had approximately 350 beneficial shareholders of our class A common stock. As of December 31, 2002, we had approximately 300 beneficial shareholders of our common stock purchase warrants. Our warrants expire August 3, 2003.

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid for the foreseeable future. The future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Stockholder Matters

         In January 2002, we issued 35,000 shares of our class A common stock as payment for legal services performed during 2000 and early 2001. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The shareholder had access to information about our company and had the opportunity to ask questions about our company.

         On January 10, 2002, Ricardo Vilensky converted 575,000 shares of Class B common stock into shares of our Class A common stock. Pursuant to the conversion rights of the Class B shares we issued Mr. Vilensky 575,000 shares of our Class A common stock. The remaining Class B shares held by Mr. Vilensky were returned to our company and cancelled. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Mr. Vilensky, as former chief executive officer of our company, had access to information concerning our company and had the opportunity to ask questions regarding our company.

         Effective January 10, 2002, pursuant to a share exchange agreement dated January 9, 2002 with Associated Automotive Group, Inc., we issued an aggregate of 9,082,822 shares of our class A common Stock to the shareholders of Associated Automotive Group, Inc. and its affiliates. The principal shareholders of Associated Automotive Group, Inc. were Barry Tenzer and David Jacoby. In connection with this transaction we issued shares to 45 accredited individuals and entities. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The shareholders and affiliates had access to information about our company and had the opportunity to ask questions about our company.

         In addition, effective January 10, 2002, we issued Hyperion Partners Corp., an accredited investor, a warrant to purchase 55,000 shares of our class A common stock, exercisable at $.05 per share for a period of three years. The warrant was issued pursuant to our share exchange agreement with Associated Automotive Group, Inc. The warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The warrant issued contain a legend restricting its transferability absent registration or an available exemption. Hyperion had access to information about our company and had the opportunity to ask questions about our company.

         On February 5, 2002, pursuant to a stock purchase agreement entered into on January 22, 2002, effective January 9, 2002, by and between C&K Auto Imports, Inc. and Associated Automotive Group, Inc., we issued 750,000 shares of our class A common Stock to Doron Sauer (an accredited investor and the sole shareholder of C&K). Effective December 19, 2002, the shares have been repurchased by our company and cancelled. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. Mr. Sauer had access to information about our company and had the opportunity to ask questions about our company.

         In March 2002, we issued 110,000 shares of common stock for legal services. The shares were valued at an average price of $3.60 per share for total consideration of $395,091. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The shareholder had access to information about our company and had the opportunity to ask questions about our company.

         In April 2002, we completed a private placement of our securities under which we raised $1,300,000 through the sale of our securities to five accredited investors. Pursuant to the terms of the offering, we sold an aggregate of 520,000 shares of our class A common stock and warrants exercisable at $6.00 per share to purchase an aggregate of 174,000 shares of class A common stock. The warrants are exercisable for a period of two years from the date of issuance and are callable at $.0001 per share if our class A common stock trades at or above $4.50 per share for a period of ten consecutive days. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning our company and had access to information about our company and were given the opportunity to ask questions about our company.

         On May 3, 2002, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., an accredited investor, under which we sold Laurus a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of our company's class A common stock at $3.09 per share. Our obligations under the convertible note are secured by a security interest in our property and inventory. In addition, we issued Laurus a warrant to purchase 65,000 shares of our class A common stock, exercisable for a period of two years, at $3.30 per share, subject to adjustment. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning our company and had access to information about our company and were given the opportunity to ask questions about our company.

         Effective November 2002 we entered into a settlement agreement dated September 18, 2002, with CGF Securities, LLC under which we issued an aggregate of 550,807 shares of our common stock to the 23 shareholders that participated in a private placement of Associated Automotive Group, Inc.'s common stock in December 2001 through January 2002. The issuance of these shares was pursuant to a settlement with CGF Securities, LLC. The securities issued pursuant to the private placement were issued under an exemption from registration pursuant to
Section 4(2) of the Securities Act. The securities issued contain a legend restricting their transferability absent registration or an available exemption. The investors received information concerning our company and had access to information about our company and were given the opportunity to ask questions about our company.

         Pursuant to a stock purchase agreement with Doron Sauer dated December 19, 2002, 750,000 shares of our common stock were returned to our company and cancelled. These shares were originally issued to Mr. Sauer in January 2002, pursuant to the C&K Auto Imports' stock purchase agreement. The returned shares are valued at $.37 per share.

Item 6. Management Discussion and Analysis of Financial Condition

         Management's discussion and analysis of financial condition and results of operations contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology sch as "may", "expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

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

         Management's discussion and analysis reflects the historical operations of AAG, as our company has been accounted for as the successor to AAG.

Results of Operations

Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001

         Total sales for the year ended December 31, 2002, were $31,039,803 a decrease of $4,042,293 or 11.5% compared to total sales of $35,082,096 for the year ended December 31, 2001. The substantial decrease in sales was due directly to a decline in the economy. In addition, since January 2002 we have focused sales efforts on higher priced highline and exotic cars. In doing so, we experienced less sales. Subsequent to December 31, 2002, sales have decreased significantly as we have downsized our day to day operations in order to reduce overhead and expenses.

         Cost of sales decreased from $34,211,297 for the year ended December 31, 2001 to $30,306,994 for the year ended December 31, 2002, a decrease of $3,904,303 or 11.4%. The decrease in cost of sales was attributed directly to the decrease in sales.

         Due to increased expenses, the gross profit decreased to $732,809 for the year ended December 31, 2002 from $870,799 for the year ended December 31, 2001, a decrease of $137,980 or 18.8%. The gross margin decreased from 2.5% for the year ended December 31, 2001, to 2.4% for the year ended December 31, 2002.

         Income generated from finance, insurance, warranty and other income increased from $268,413 for the year ended as of December 31, 2001 to $410,596 for the year ended December 31, 2002. The increase of $142,183 or approximately 19% is a direct result of improved financing sources obtained during the year ended December 31, 2002.

         Operating expenses increased from $2,593,475 for the year ended December 31, 2001 to $6,010,381 for the year ended December 31, 2002, an increase of $3,416,906. The substantial increase in operating expenses of approximately 132% was attributable to certain non-recurring expenses incurred during 2002 in connection with our reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees of approximately $1,644,291. We also incurred the expenses of $979,709 for setting up a reserve for the potential uncollectability of a receivable due from a former employee. In addition, salaries, wages and other payroll expenses increased by $471,417 due to additional personnel. Finally, other administrative expenses, including but not limited to general administrative expenses, offering expenses and acquisition expenses, increased by $436,281. Operating expenses for the year ended December 31, 2002 also include certain forfeited deposits paid in connection with acquisitions that were not consummated (approximately $185,000).

         Interest expense decreased from $170,934 for the year ended December 31, 2001 to $131,769 for the year ended December 31, 2002, a decrease of $39,165. The decrease in interest expense is due to a decrease in average debt outstanding for the year ended December 31, 2002. This decline is due mainly to the conversion to equity of certain debt owed to Barry Tenzer and his affiliates and an overall decrease in interest rates.

         Net loss for the year ended December 31, 2002 increased from $(1,715,197) for the year ended December 31, 2001 to $(7,899,669) for the year ended December 31, 2002, an increase of $6,122,451. Of the net loss, $2,852,500 was from the loss of the disposal of C&K Auto Imports (sale of our subsidiary). A large portion of the net loss was also attributable to certain non-recurring expenses, including due diligence expenses associated with our reorganization, acquisitions and the potential acquisitions that were not consummated. In addition, we incurred the non-recurring expenses of setting up a reserve account for the potential uncollectability of a receivable due from a former employee.

Liquidity and Capital Resources

         At December 31, 2002, we had total stockholders' equity of $448,798. In addition, our working capital at December 31, 2002 was $(26,159), as compared to

$1,803,667 at December 31, 2001. The significant decreases in stockholders equity and working capital was a result of the significant operating losses during the year ended December 31, 2002.

         We have incurred losses which have resulted in an accumulated deficit of $9,047,802 at December 31, 2002. We currently have limited internal financial resources. Additionally, we have essentially shut down operations at March 31, 2003. These factors combined raise substantial doubt about our ability to continue as a going concern.

         Our board of directors down-sized day-to-day operations substantially as of March 31, 2003 in efforts to reduce overhead and expenses and to allow us to break even on a cash flow basis. We expect the down-sizing to be only temporary. Our management and our majority shareholder are currently seeking equity funding of approximately $2.5 million and anticipate funding will be received within the next 60 days. This new funding will provide us with the necessary working capital to fund our wholesale exotic highline car business as well as provide the needed funds for new strategic acquisitions. In addition, we have also received a commitment from our chief executive officer, Barry Tenzer, to provide funds in the form of a loan for working capital needs until new funding is completed. To date Mr. Tenzer has provided our company in excess of $650,000 of bridge financing.

         Accordingly, based on anticipated fund raising and bridge financing, we believe that we have the ability to sustain operations for the next twelve months. However, there can be no assurances that generation of operating revenues on the completion and collection of equity funding will be sufficient to enable us to maintain our operations. If we are not successful, it may be necessary for us to secure additional debt and equity financing, which may not be available or may not be available on acceptable terms.

         During the year ended December 31, 2002, we received proceeds from the private sale of our common stock and common stock purchase warrants to 5 accredited investors in the approximate amount of $1,300,000.

         On May 3, 2002, we entered into a securities purchase agreement with Laurus Master Fund, Ltd. Under the agreement we received $500,000 and issued Laurus Master Fund, Ltd. a 9% convertible note in an aggregate principal amount of $500,000, convertible into shares of our common stock at $3.09 per share.

         Accounts receivable decreased from $551,056 at December 31, 2001 to $122,494 at December 31, 2002, a decrease of $428,562 or 77.8%. The decrease was due to a decrease in wholesale automobile sales in 2002.

         Inventories decreased from $2,527,198 at December 31, 2001 to $1,508,545 at December 31, 2002, a decrease of $1,018,653 or 40.3%. This decrease was primarily due to a reduction of working capital and the general slowing of the economy.

         Due from related parties (officers) decreased from $679,828 at December 31, 2001 to $279,070 at December 31, 2002. The decrease is primarily due to the reduction of funds due from officers of Motorcars of South Florida (Barry Tenzer and David Jacoby). These advances were made prior to Motorcars of South Florida being acquired by our public holding company.

         Deposits increased from $238,502 at December 31, 2001 to $258,614 at December 31, 2002, an increase of $20,112. This increase was primarily the result of deposits made for the purchase of one Saleen automobile.

         Accounts payable and accrued expenses decreased from $624,499 at December 31, 2001 to $582,833 at December 31, 2002, a decrease of $41,666 or 6.79%. Accounts payable include legal, audit and consulting. In addition, we purchase automobiles at auctions or from other dealers for immediate resale against standing orders. These sales are usually consummated within days of the vehicle purchases; however, until titles to these automobiles are properly transferred a short term payable is accrued.

         Amounts due under the revolving floor plan decreased from $1,151,819 at December 31, 2001 to $988,568 at December 31, 2002, a decrease of $163,251.

Trends

         Our business in South Florida is stronger in the winter as more affluent part-time residents return to South Florida. In addition, our business is also directly affected by the overall economy.

Critical Accounting Policies

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

Item 7. Financial Statements

         The financial statements required by this report are included herein commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective February 26, 2003 we dismissed Spear Safer Harmon & Co. ("Spear") as the principal accountants to audit our financial statements. The reports of Spear on the financial statements of our company for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         The decision to dismiss Spear was recommended by management and approved by our audit committee and board of directors.

         In connection with its audits for the most recent fiscal year and including the interim period up to and including the date of dismissal, there have been no disagreements with Spear on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Spear would have caused them to make reference thereto in their report on the financial statements for such years.

         Effective February 26, 2003, we engaged the accounting firm of HJ & Associates, LLC as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002. We have not consulted with HJ & Associates, LLC during the last two years or subsequent interim period up to and including the date HJ & Associates, LLC was engaged on either the application of accounting principles or type of opinion HJ & Associates, LLC might issue on our financial statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Directors do not presently receive compensation for their services as directors. Officers are elected by our board of directors and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the board. The following table includes the names, positions held and ages of our executive officers and directors as of the date of this report that were appointed to serve on our board of directors at our annual meeting of shareholders.

Name                        Age         Position
----                        ---         --------

Barry Tenzer                69          Chief Executive Officer, President
                                        and Chairman of the Board of Directors

David Jacoby                35          Chief Financial Officer, Vice President
                                        and Director

Stephenson D. Noel          52          Director

Michelle Mathis             44          Director

* Messrs. William Weisman, Patrick Donohue and Michael Shea served on our board of directors during limited parts of 2002. These individuals resigned from our board for personal reasons, principally to devote more time to their personal business matters. Doron Sauer served as an officer and director of our company from January 22, 2002 through October 2002, coinciding with the purchase and subsequent sale of C&K Auto Imports. None of the former directors had disagreements with our company on any matters relating to our operations, policies or practices.

Barry Tenzer, chief executive officer, president and chairman of the board of directors - has served as an officer and director of our company since January 9, 2002. Mr. Tenzer graduated from Cornell University with a bachelors of arts degree in 1953 and from New York University with an LLB, in 1956. Mr. Tenzer was admitted to the New York Bar Association in 1957 and practiced law in private practice until 1961. Since 1961, Mr. Tenzer has been involved in several public and private corporations, serving in varying capacities, from founder to general partner and from treasurer to chairman and chief executive officer. Mr. Tenzer founded Motorcars of South Florida, in 1994 and has been actively involved in its day to day operations since 1994.

David Jacoby, vice president, chief financial officer and director - has served as an officer and director of our company since January 9, 2002. Mr. Jacoby graduated from Fairleigh Dickinson University in 1988 with a bachelors degree in business administration. Mr. Jacoby, who has specialized in the exotic and highline automotive market for almost fifteen years, joined Motorcars of South Florida at its inception in 1994.

Stephenson D. Noel - has served as a director since August 2002. For the past fifteen years Mr. Noel has been employed as a private investment consultant to high net worth individuals. Prior to his current employment Mr. Noel was comptroller to The HIC Corporation, Coyaba Beach Resort and an assistant accountant with the law firm of Tenzer, Greenbalt, Fallon & Kaplan. Mr. Noel is a graduate of Presentation Brothers College of Granada (a four year university)with a degree in accounting.

Michelle Mathis - has served as a director since August 2002. Ms. Mathis is president of New Renaissance Group, Inc., a strategic business consulting firm. Additionally Ms. Mathis serves as advisor to Miracom Partners International, Inc. in a corporate liaison relationship between the Russian Ministry of Health, the Russian Pediatric Counsel and the U.S. Federal Government. She has served as in-house counsel and as a member of the board of directors for Avid Sportswear & Golf, Inc., a public company without current operations. Ms. Mathis has a bachelor of arts degree and law degree from Southern Methodist University.

         There are no family relationships among any of our executive officers or directors.

Election of directors

         Each of our directors is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders or until his or her successor is elected and qualified. Our bylaws permit our board of directors to fill any vacancy. Directors appointed by our board of directors may serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Committees of our board of directors

         Our audit committee consists of Stephenson Noel and Michelle Mathis. Our audit committee reviews the work of the audit staff and direct reports to be prepared. Our audit committee oversees our continuous audit program to protect against improper and unsound practices and to furnish adequate protection for all of our assets and records. Our audit committee also acts as liaison to our independent certified public accountants, and conducts audit work as is necessary and receives written and oral reports from our independent certified public accountants. We believe that Mr. Noel is a "financial expert".

         Our compensation and stock option committee consists of Stephenson Noel and Michelle Mathis. Our compensation and stock option committee will make recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

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

Indemnification of Directors

         The Florida Business Corporation Act (the "Corporation Act") permits the indemnification of directors, employees, officers and agents of Florida corporations. Our articles of incorporation and bylaws provide that we shall indemnify its directors and officers to the fullest extent permitted by the Corporation Act.

         The provisions of the Corporation Act that authorize indemnification do not eliminate the duty of care of a director, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for (a) violations of criminal laws, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful, (b) deriving an improper personal benefit from a transaction, (c) voting for or assenting to an unlawful distribution, and (d) willful misconduct or conscious disregard for the best interests of the Company in a proceeding by or in the right of a shareholder. The statute does not affect a director's responsibilities under any other law, such as the Federal securities laws.

         The effect of the foregoing is to require us to indemnify our officers and directors for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the act and is therefore unenforceable.

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

Item 10. Executive Compensation

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2002. We did not grant any stock options, restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during 2002. The table reflects the historical compensation paid by AAG and excludes shares of common stock issued pursuant to the share exchange.

                                            Summary Compensation Table
                                            --------------------------
                                                                                               Other Annual
Name and Principal Position          Year             Salary($)             Bonus ($)       Compensation ($)(1)
---------------------------          ----             ---------             ---------       -------------------
Barry Tenzer, CEO                    2002              $125,000                    -                       (2)
and Chairman                         2001              $      0                    -                        -

David Jacoby, CFO, Vice              2002              $150,000                    -                       (3)
President and Director               2001              $132,738              $10,000                        -

(1) Prior to our acquisition of AAG, AAG made several advances to its executive officers. As of December 31, 2001, AAG (through its subsidiary Motorcars of South Florida) had made advances of $549,333 to Barry Tenzer and $118,770 to David Jacoby. As of the date of our acquisition of AAG, AAG had advanced Barry Tenzer and David Jacoby an aggregate of $668,103. These advances were made without terms of repayment. As of December 31, 2002, the outstanding advances, including accrued interest, to Mr. Tenzer and Mr. Jacoby have been reduced to $279,070. Since our acquisition of AAG, no further advances have been made.

(2) On July 26, 2001, Barry Tenzer entered into a stock purchase agreement with AAG in connection with the purchase of Motorcars of South Florida, Inc. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense allowance of $4,000 through July 2005.

In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006. The Consolidated Financial Statements for the year ended December 31, 2002 present contributed salary of $77,000 which is the inputed salary of Mr. Tenzer based on an annual salary of $125,000, less the monthly amounts pursuant to the stock purchase agreement.

(3) Receives $500 a month expense allowance, company car and family health insurance coverage.

Employment agreements

David Jacoby: On September 1, 2001, David Jacoby entered into an employment agreement with AAG to serve as vice president for a five year term. In consideration for his services, Mr. Jacoby receives an annual base salary of $150,000 and a $500 per month expense account. In addition, Mr. Jacoby is provided with a company car and health care coverage for himself and his family.

Barry Tenzer: On July 26, 2001, Barry Tenzer entered into an agreement with AAG in connection with AAG's stock purchase of Motorcars of South Florida. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense account of $4,000 through July 2005. In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006.

Stock options

         During fiscal year 2002, there were no option or SAR grants to any persons, including any of our executive officers or directors.

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

         Our board of directors, or a committee of our board of directors, administers and interprets our stock option plan and is authorized to grant options to all our eligible employees. Our stock option plan includes our officers and directors (whether or not employees). Our stock option plan provides for the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code), non- statutory stock options and reload options. Options may be granted under our stock option plan on terms and at prices determined by our board of directors, or a committee of our board of directors, except that in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value of the shares covered by incentive stock options granted under our stock option plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

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

Option exercises and holdings

         To date, we have not issued any options or SARs to any persons. No options or SARs were exercised or unexercised during fiscal year 2002.

Limitation on Liability and Indemnification Matters

         As authorized by the Florida Business Corporation Law, our articles of incorporation provides that none of our directors shall be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

         o any breach of the director's duty of loyalty to our company or its shareholders;
         o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law
         o unlawful payments of dividends or unlawful stock redemptions or repurchases;
         o any transaction from which the director derived an improper personal benefit

         This provision limits our rights and the rights of our shareholders to recover monetary damages against a director for breach of the fiduciary duty of care except in the situations described above. This provision does not limit our rights or the rights of any shareholder to seek injunctive relief or rescission if a director breaches his duty of care. These provisions will not alter the liability of directors under federal securities laws.

         Our articles of incorporation further provides for the indemnification of any and all persons who serve as our director, officer, employee or agent to the fullest extent permitted under Florida law.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, this indemnification is against public policy as expressed in the securities laws, and is, therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information known to us, as of the date of this report, relating to the beneficial ownership of shares of our class A common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each executive officer; and all executive officers and directors as a group. We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. We are unaware of any arrangements that may result in a change of control of our company.

         Under securities laws, a person is considered to be the beneficial owner of securities owned by him, his spouse and others to whom the law attributes ownership, as well as securities that can be acquired by him within 60 days from the date of this prospectus, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted. None of the individuals or entities below own any options, warrants or convertible securities. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Motorcars Auto Group Incorporated, 980 North Federal Highway, Suite 206, Boca Raton, Florida 33432.

 Name and Address                                         Amount                         Percentage
of Beneficial Owner                                  of Shares Owned                    of Ownership
-------------------                                  ---------------                    ------------
The Vantage Group Ltd.(1)                               4,057,701(2)                        32.4%
Barry Tenzer                                            1,300,000(2)                        10.4%
David Jacoby                                              300,000                            2.4%
Stephenson D. Noel                                            -0-                              -
Michelle Mathis                                               -0-                              -

Officers and Directors
as a Group (5 persons)                                  1,600,000                           12.8%

-------------------------
(1) The principal of The Vantage Group is Lyle Hauser. Address is 67 Wall Street, Suite 2211, New York, New York 10005.

(2) On July 22, 2002 a Schedule 13D was filed by Del Ray Beach Properties, LLC ("DRBP") relating to the beneficial ownership of certain shares of our common stock held by Barry Tenzer, our chief executive officer. DRBP has filed the Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer has challenged the validity of the claim. Mr. Tenzer subsequently sold a portion of these shares to The Vantage Group.
                                       28

Item 12. Certain Relationships and Related Transactions

         On January 9, 2002 we completed the acquisition of AAG. Pursuant to the terms of a share exchange agreement dated January 9, 2002, the shareholders of AAG and its affiliates exchanged their shares of AAG for an aggregate of 9,082,822 shares of our class A common stock. As represented in the share exchange agreement, all the AAG shareholders and affiliates were accredited investors. The assets of AAG principally consisted of cash, accounts receivable and inventory consisting of highline automobiles. Prior to the acquisition, Messrs. Barry Tenzer and David Jacoby (principal shareholders of AAG) were not affiliated with our company. The issuance of the shares is exempt from registration under Section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or an available exemption. The AAG shareholders and affiliates had access to information about our company and had the opportunity to ask questions about our company.

         Pursuant to a stock purchase agreement dated January 9, 2002, we also completed the sale of substantially all of our operating assets, specifically, 30 Kentucky Fried Chicken restaurants in the Santiago, Chile area. In accordance with the stock purchase, 825,000 of our 1,400,000 class B common shares outstanding held by Ricardo Vilensky (our former president and chairman) were returned to our company and cancelled. The balance of class B common shares (575,000) were converted into class A common stock on a one for one basis.

         The share exchange and stock purchase have been accounted for as a recapitalization of the accounting acquirer. Accordingly, our company has been accounted for as the successor to AAG.

         At December 31, 2002 we had advances of $192,021 to Barry Tenzer and $59,461 to David Jacoby. The advances were made by AAG (Motorcars of South Florida) prior to its acquisition by our holding company, when AAG was a private company. There are no terms of repayment, however, at March 31, 2003, the advances made to Mr. Tenzer were repaid in full. Pursuant to the Sarbanes-Oxley Act, we will no longer loan money to our officers and directors.

         On July 22, 2002 a Schedule 13D was filed by Del Ray Beach Properties, LLC relating to the beneficial ownership of certain shares of common stock of Associated Automotive Group Incorporated held by Barry Tenzer, our chief executive officer. Del Ray Beach Properties has filed the Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer challenged the validity of the claim, which was dismissed without prejudice by the United States District Court for the Southern District of Florida. Del Ray Beach Properties has amended and refiled their complaint. We recently responded to the amended complaint and submitted a motion to dismiss.

         During the first seven months of year ended December 31, 2002 our general manager received advances totaling $979,709. These advances were in the form of cash payments, reimbursements, personal expenditures and assistance with the purchase of an automobile. We have fully allowed for the balance as we do not expect to be able to collect the receivable; however, we are currently pursuing collection efforts.

         Under two separate stock purchase agreements, each dated August 22, 2002, the Vantage Group Ltd., a Delaware company, acquired an aggregate of 4,057,701 shares of our common stock from certain officers and directors of our company. Of these shares, 3,540,188 shares were acquired from Barry Tenzer, in consideration for $436,231. The remaining 517,513 shares were acquired from David Jacoby, in consideration for $63,769.

         At the time of purchase, the shares acquired by the Vantage Group Ltd. represented approximately 33.25% of our issued and outstanding shares of common stock. The principal of the Vantage Group Ltd. is Lyle Hauser, who serves as president of the Vantage Group Ltd. The Vantage Group Ltd.'s business address is 67 Wall Street, Suite 2211, New York, New York. The Vantage Group Ltd. is primarily engaged in the business of providing consulting services to public and private entities.

         During the year ended December 31, 2002, Steven Tenzer, son of Barry Tenzer, our chief executive officer, advanced us $37,000 for general operating purposes. This advance was due on demand, non-interest bearing and unsecured. The advance was subsequently paid back in 2003.

         During the year ended December 31, 2002, Michelle Mathis, a member of our board of directors, has received consulting fees of approximately $10,000 for business consulting services performed for our company. She continues to provide business consulting services to our company.

         At various times and subsequent to December 31, 2002, we have been out of compliance under the terms of our floor plan payable agreement. Our management expects continued forbearance from our floor plan lender. Barry Tenzer has personally guaranteed the liability and has paid $97,351 in 2003 to bring the floor plan payable current.

         We have recently received a commitment from our chief executive officer, Barry Tenzer, to provide funds in the form of a loan for working capital needs until our company can complete new funding or financing. To date, Mr. Tenzer has provided our company in excess of $650,000 of bridge financing. As consideration for the advance, we have agreed to transfer our credit deposit on the Saleen 7 Automobile to Mr. Tenzer in the amount of $225,000. We have also applied $214,261 of the funds advanced to pay Mr. Tenzer's shareholder loan leaving an obligation due to Mr. Tenzer of $173,220. We have also entered into discussions with Mr. Tenzer to convert the remaining funds owed to him into equity in our company, however, to date, no agreement has been finalized.

         Pursuant to a stock purchase agreement dated December 19, 2002, we sold C&K Auto Imports to Doron Sauer in return for $250,000 and 750,000 shares of our common stock. The shares were valued at $.37 per share, which was the trading price of our common stock on the date of the agreement. The shares of common stock were returned to our company and cancelled. Our board of directors determined to sell C&K Auto Imports in order to refocus our strategy which includes localizing our highline car operations in South Florida.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibit No.          Description of Document
-----------          -----------------------

2.1                  Stock Purchase Agreement dated January 9, 2002 by and
                     between Inversiones Huillimapu S.A. and Uniservice
                     Corporation (1)
2.2                  Share Exchange Agreement between Uniservice Corporation,
                     Associated Automotive Group, Inc and Barry Tenzer (1)
3.1                  Amended and Restated Articles of Incorporation(3)
3.1(b)               Articles of Amendment to the Amended and Restated Articles
                     of Incorporation(2)
3.2                  Bylaws(3)
4.1                  $500,000 Convertible Note dated May 3, 2002(5)
4.2                  Common Stock Purchase Warrant issued to Laurus Master
                     Fund(5)
10.1                 Stock Option Plan(3)
10.2                 Stock Purchase Agreement between Associated Automotive
                     Group, Inc. and Doron Sauer(4)
10.3                 Stock Purchase Agreement between Associated Automotive
                     Group Incorporated and Doron Sauer(5)
16.1                 Letter from Former Independent Accountant(7)
21                   Subsidiaries(4)
99                   Securities Purchase Agreement with Laurus Master Fund dated
                     May 3, 2002(6)
99.1                 Certification of Principal Executive Officer
99.2                 Certification of Principal Financial Officer

(1) Incorporated by reference to the Report on Form 8-K as filed by the registrant on January 16, 2002.

(2) Incorporated by reference to the Definitive Proxy Statement filed by the registrant on December 3, 2001.

(3) Incorporated by reference to the Registration Statement on Form SB-2 (SEC file #50897). Filed on April 24, 1998.

(4) Incorporated by reference to the Annual Report on Form 10-KSB filed by the registrant on April 16, 2002.

(5) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended March 31, 2002 filed on May 20, 2002.

(6) Incorporated by reference to the Report on Form 8-K as filed on December 26, 2002.

(7) Incorporated by reference to the Report on Form 8-K as filed on February 28, 2003.

Reports on Form 8-K

         On November 12, 2002, we filed a current report on Form 8-K to disclose that two of our directors, Michael Shea and Patrick Donohue, resigned for personal reasons. Mr. Shea and Mr. Donohue had no disagreements with our company on any matters relating to our operations, policies nor practices.

         On December 26, 2002, we filed a current report on Form 8-K to disclose that effective December 24, 2002, pursuant to a stock purchase agreement dated December 19, 2002, we had disposed of our wholly-owned subsidiary, C&K Auto Imports, Inc. We sold C&K Auto Imports, Inc. to Doron Sauer, our former director, in consideration of $250,000 and 750,000 shares of our common stock held by Mr. Sauer. The repurchase shares were retired and returned to our treasury. In addition, the current report included a complete copy of the text to the stock purchase agreement.

         On February 28, 2003, we filed a current report on Form 8-K disclosing that effective February 26, 2003, we dismissed Spear, Safer, Harmon & Co. as our principal accountants to audit our financial statements. In addition, the current report disclosed that effective February 26, 2003, we engaged the accounting firm of HJ & Associates, LLC as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 23, 2003.

                                               Motorcars Auto Group Incorporated

                                               /s/Barry Tenzer
                                               ---------------------------------
                                               Barry Tenzer
                                               Chief Executive Office
                                               (Principal Executive Officer)

         In accordance with the requirements of the Securities Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

  Signatures                                 Title                                  Date
  ----------                                 -----                                  ----
/s/Barry Tenzer                       Chief Executive Officer,                    April 23, 2003
---------------                       President and Director
Barry Tenzer

/s/David Jacoby                       Vice President, Chief                       April 23, 2003
---------------                       Financial Officer and Director
David Jacoby

                                      Director                                    April 23, 2003
------------------
Stephenson Noel

/s/Michelle Mathis                    Director                                    April 23, 2003
------------------
Michelle Mathis

                                       33

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

         I, Barry Tenzer, the principal executive officer, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Motorcars Auto Group Incorporated;

         2. Based on my knowledge, this annual does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/Barry Tenzer
                                             ----------------------------------
                                             Name: Barry Tenzer
                                             Title: Principal Executive Officer

                                             Dated: April 23, 2003

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

         I, David Jacoby, the principal financial officer of Motorcars Auto Group Incorporated, a Florida corporation (the "Registrant"), certify that:

         1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/David Jacoby
                                           -------------------------------------
                                           Name: David Jacoby
                                           Title: Principal Financial Officer

                                           Dated April 23, 2003

                        MOTORCARS AUTO GROUP INCORPORATED
                                AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S

                                                                         Page
                                                                         ----
Independent Auditors' Reports ............................................F-3

Consolidated Balance Sheet ...............................................F-5

Consolidated Statements of Operations ....................................F-7

Consolidated Statements of Stockholders' Equity...........................F-9

Consolidated Statements of Cash Flows ...................................F-10

Notes to the Consolidated Financial Statements ..........................F-12

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Shareholders and Board of Directors
Motorcars Auto Group Incorporated and Subsidiaries
(Formerly Associated Automotive Group Incorporated and Subsidiaries) Delray Beach, Florida

We have audited the accompanying consolidated balance sheet of Motorcars Auto Group Incorporated and Subsidiaries (Formerly Associated Automotive Group Incorporated and Subsidiaries) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcars Auto Group Incorporated and Subsidiaries (Formerly Associated Automotive Group Incorporated and Subsidiaries) as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has generated significant losses from operations, and has substantially curtailed operations as of March 31, 2003, which together raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders
Associated Automotive Group, Inc. and Subsidiary
Delray Beach, Florida

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Associated Automotive Group, Inc. and Subsidiary as of December 31, 2001, and for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Associated Automotive Group, Inc. and Subsidiary's operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Spear Safer Harmon & Co.
Miami, Florida
April 9, 2002

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                                       December 31,
                                                                                           2002
                                                                                       -----------
CURRENT ASSETS

   Cash                                                                                 $  107,489
   Accounts receivable, net (Note 3)                                                       122,494
   Inventories (Note 4)                                                                  1,508,545
   Due from related parties (Note 5)                                                       279,070
   Notes receivable, current (Note 6)                                                       42,312
   Prepaid expenses                                                                         34,563
                                                                                        ----------

         Total Current Assets                                                            2,094,473
                                                                                        ----------

PROPERTY AND EQUIPMENT, NET (Note 7)                                                       318,467
                                                                                        ----------

OTHER ASSETS

   Notes receivable, net of current portion (Note 6)                                        42,294
   Deposits (Note 8)                                                                       258,614
                                                                                        ----------

         Total Other Assets                                                                300,908
                                                                                        ----------

         Total Assets                                                                   $2,713,848
                                                                                        ==========



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                                        December 31,
                                                                                            2002
                                                                                        -----------
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                                $   582,833
   Due to shareholder (Note 9)                                                               37,000
   Floor plan payable (Note 10)                                                             988,568
   Current portion of capital lease obligation (Note 11)                                     50,407
   Convertible note payable (Note 12)                                                       230,319
   Customer deposits (Note 13)                                                              231,505
                                                                                        -----------


         Total Current Liabilities                                                        2,120,632
                                                                                        -----------

LONG-TERM DEBT

   Obligations Under Capital Lease, net of current portion (Note 11)                        144,418
                                                                                        -----------

       Total Long-Term Debt                                                                 144,418
                                                                                        -----------

       Total Liabilities                                                                  2,265,050
                                                                                        -----------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY
   Preferred stock; $.0001 par value 10,000,000 shares
     authorized zero issued and outstanding                                                      --
   Common stock Series A; $.0001 par value, 80,000,000 shares
    authorized; 12,523,629 issued and outstanding                                             1,252
   Common stock, Series B; $.0001 par value, 2,000,000 shares
    authorized; zero issued and outstanding                                                      --
   Additional paid-in capital                                                             9,495,348
   Accumulated deficit                                                                   (9,047,802)
                                                                                        -----------

         Total Stockholders' Equity                                                         448,798
                                                                                        -----------

         Total Liabilities and Stockholders' Equity                                     $ 2,713,848
                                                                                        ===========



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                      Consolidated Statements of Operations


                                                                           For the Years Ended
                                                                                December 31,
                                                                ----------------------------------------
                                                                         2002                  2001
                                                                ------------------    ------------------
SALES                                                           $       31,039,803    $       35,082,096
COST OF SALES                                                           30,306,994            34,211,297
                                                                ------------------    ------------------

     Gross Profit                                                          732,809               870,799

Finance, Insurance, Warranty and Other Income, net                         410,596               268,413
                                                                ------------------    ------------------

INCOME BEFORE OPERATING EXPENSES                                         1,143,405             1,139,212
                                                                ------------------    ------------------

OPERATING EXPENSES

     Salaries, wages and other payroll expenses                          1,289,003               817,586
     Rent                                                                  382,235               217,500
     Utilities                                                             104,747                78,894
     Insurance                                                             128,849               117,290
     Depreciation and amortization                                         181,771               111,162
     Advertising                                                           205,526               210,248
     Travel and entertainment                                              123,030                73,843
     Professional fees                                                   1,644,291               563,296
     Bad debt expense                                                       73,476               128,614
     Bad debt expense - related party                                      979,709                    --
     Loss on failed and uncompleted acquisitions                           186,421                    --
     Other administrative expenses                                         711,323               275,042
                                                                ------------------    ------------------

           Total Operating Expenses                                      6,010,381             2,593,475
                                                                ------------------    ------------------

OPERATING LOSS BEFORE OTHER
 EXPENSES, INCOME TAXES, AND
 DISCONTINUED OPERATIONS                                                (4,866,976)           (1,454,263)
                                                                ------------------    ------------------

OTHER EXPENSES

     Interest expense                                                     (131,769)             (170,934)
     Loss on worthless securities write-off                                (24,229)              (90,000)
     Loss on disposition of fixed assets                                   (24,195)                   --
                                                                ------------------    ------------------

           Total Other Expenses                                 $         (180,193)   $         (260,934)
                                                                ------------------    ------------------



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                Consolidated Statements of Operations (Continued)

                                                                           For the Years Ended
                                                                                December 31,
                                                                ----------------------------------------
                                                                         2002                  2001
                                                                ------------------    ------------------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                        $       (5,047,169)   $       (1,715,197)

INCOME TAX EXPENSE                                                              --                    --
                                                                ------------------    ------------------

LOSS BEFORE DISCONTINUED OPERATIONS                                     (5,047,169)           (1,715,197)
                                                                ------------------    ------------------

Discontinued operations - net of no tax effect (Note 18)
     Loss on disposal of subsidiary                                     (2,958,713)                   --
     Income from discontinued operations                                   106,213                    --
                                                                ------------------    ------------------

           Total loss on discontinued operations                        (2,852,500)                   --
                                                                ------------------    ------------------

NET LOSS                                                        $       (7,899,669)   $       (1,715,197)
                                                                ==================    ==================

LOSS PER COMMON SHARE

Loss before discontinued operations                             $            (0.47)   $            (0.16)
Loss on discontinued operations                                              (0.27)                   --
                                                                ------------------    ------------------

           Total loss per share                                 $            (0.74)   $            (0.16)
                                                                ==================    ==================

Weighted Average Number of Shares Outstanding                           10,747,464            10,482,822
                                                                ==================    ==================



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
            Consolidated Statement of Changes in Stockholders' Equity

                                              Common Stock - Class A             Additional                           Total
                                         ---------------------------------        Paid-In        Accumulated      Stockholders'
                                             Shares              Amount           Capital          Deficit           Equity
                                         --------------    ---------------     -------------    -------------     -------------
Balance, December 31, 2000                   10,482,822    $         1,049     $   6,284,502    $  (2,405,779)    $   3,879,772

Reclassification of undistributed
 losses of Motorcars upon acquisition                --                 --        (2,972,843)       2,972,843                --

Conversion of stockholders' note
 payable to capital                                  --                 --           100,000               --           100,000

Net loss for the year ended
 December 31, 2001                                   --                 --                --       (1,715,197)       (1,715,197)
                                         --------------    ---------------     -------------    -------------     -------------

Balance, December 31, 2001                   10,482,822              1,049         3,411,659       (1,148,133)        2,264,575

Recapitalization (Note 1)                       625,000                 62           962,438               --           962,500

Fair value of warrants issued in
 conjunction with reverse merger                     --                 --           142,539               --           142,539

Purchase of C&K Auto                            750,000                 75         2,879,925               --         2,880,000

Common stock issued for services                345,000                 34         1,143,807               --         1,143,841

Warrants issued as additional
 consideration for note payable                      --                 --            57,012               --            57,012

Common stock issued for cash                    520,000                 52         1,299,948               --         1,300,000

Stock offerings costs                                                               (201,500)              --          (201,500)

Common stock issued as a settlement
 (Note 16)                                      550,807                 55               (55)              --                --

Repurchase of shares for sale of
 C&K Auto                                      (750,000)               (75)         (277,425)              --          (277,500)

Contribution of salary by officer                    --                 --            77,000               --            77,000

Net loss for the year ended
 December 31, 2002                                   --                 --                --       (7,899,669)       (7,899,669)
                                         --------------    ---------------     -------------    -------------     -------------

Balance, December 31, 2002                   12,523,629    $         1,252     $   9,495,348    $  (9,047,802)    $     448,798
                                         ==============    ===============     =============    =============     =============



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                      Consolidated Statements of Cash Flows

                                                                              December 31,
                                                                ----------------------------------------
                                                                         2002                2001
                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $       (7,899,669)   $       (1,715,197)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                         181,771               111,162
     Bad debts expense                                                      73,476               128,614
     Bad debt expense - related party                                      979,709                    --
     Loss on disposition of fixed assets                                    24,195                    --
     Loss on write-off of worthless securities                              24,229                90,000
     Loss on disposition of C&K Auto                                     2,852,500                    --
     Debt offering costs                                                    49,000                    --
     Common stock issued for services                                    1,143,841                    --
     Fair value of warrants granted                                        142,539                    --
     Contribution of salary by officer                                      77,000                    --
     Amortization of discount on note payable                               37,329                    --
Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable                                                   349,103               611,318
     Other receivables                                                       5,984                (5,984)
     Inventories                                                         1,018,653             1,292,514
     Prepaid expenses                                                        9,424                   257
     Other assets                                                          (44,341)             (217,373)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                 (41,665)             (298,838)
     Customer deposits                                                      66,006               107,405
                                                                ------------------    ------------------

Net Cash (Used In) Provided by Operating Activities                       (950,916)              103,878
                                                                ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase of notes receivable                                           (109,563)                   --
   Payments from notes receivable                                           24,957                    --
   Acquisition of C&K Auto                                                (500,000)                   --
   Disposition of C&K Auto                                                 250,000                    --
   Purchase of property and equipment                                      (72,929)              (13,017)
   Advances to related parties                                          (1,090,221)             (571,944)
   Repayments of advances from related parties                             511,270                    --
                                                                ------------------    ------------------

Net Cash Used in Investing Activities                           $         (986,486)   $         (584,961)
                                                                ------------------    ------------------



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                Consolidated Statements of Cash Flows (Continued)

                                                                              December 31,
                                                                ----------------------------------------
                                                                         2002                2001
                                                                ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable - related party                   $           37,000    $               --
   Cash overdraft                                                               --               (67,718)
   Net repayment of floor plan payable                                    (163,251)             (780,274)
   Principal payments on capital lease                                     (42,420)               (6,777)
   Proceeds from notes payable                                             451,000                85,000
   Payments on notes payable                                              (335,000)                   --
   Proceeds from issuance of common stock                                2,262,500             1,177,185
   Stock offering costs                                                   (201,500)                   --
                                                                ------------------    ------------------

Net Cash Provided by Financing Activities                                2,008,329               407,416
                                                                ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                             70,927               (73,667)

CASH - BEGINNING OF YEAR                                                    36,562               110,229
                                                                ------------------    ------------------

CASH - END OF YEAR                                              $          107,489    $           36,562
                                                                ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

   Cash paid during the year for income taxes                   $               --    $               --
   Cash paid during the year for interest                       $          104,209    $          178,036

SUPPLEMENTATL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                             $        1,143,841    $               --
   Fair value of warrants granted                               $          142,539    $               --
   Warrants granted as note consideration                       $           57,012    $               --
   Equipment acquired under capital leases                      $          221,626    $               --
   Stockholder loan converted to additional
    paid-in capital                                             $               --    $          100,000



        The accompanying notes are an integral part of these consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION

         Motorcars Auto Group Incorporated formerly Associated Automotive Group Incorporated, (the "Company" or "MAGI") was incorporated in November 1997 as a holding company to acquire Inversiones e Inmobiliaria Kyoto, S.A.'s 99.97% interest in Kentucky Foods Chile, S.A. ("KFC Chile"), the exclusive franchise operator of KFC restaurants in Chile. In August 1998, Uniservice acquired 99.97% of Inversiones e Inmobiliaria Kyoto's interest in KFC Chile in exchange for 1,399,900 shares of Class B common stock which occurred simultaneously with the closing of the initial public offering of Uniservice's stock.

         Pursuant to a Share Exchange Agreement dated January 9, 2002, the Company acquired 100% of the outstanding capital stock of Associated Automotive Group, Inc., a Nevada corporation, in exchange for 10,482,822 shares of its common stock. These shares were issued to the stockholders and affiliates of Associated Automotive Group, Inc. in exchange for their wholly owned interest in Associated Automotive Group, Inc. At the time of acquisition, the stockholders of Associated Automotive, Inc. acquired control of the Company and accordingly, for accounting purposes, Associated Automotive Group, Inc. was treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Associated Automotive Group, Inc. The Company changed its name to Motorcars Auto Group Incorporated on December 30, 2002.

         Immediately prior to the Share Exchange Agreement described above and pursuant to a Stock Purchase Agreement, the Company sold its interest in KFC Chile to its former chief executive officer and principal stockholder. In this transaction, 825,000 shares of the 1,400,000 shares of the Company's Class B common stock held by its former chief executive officer were canceled, and the balance of 575,000 shares of its Class B common stock were converted into shares of Class A common stock on a one for one basis. The Company is presenting 625,000 shares issued for the recapitalization which amount is the Class A shares minus the cancelled 825,000 Class B shares.

         Associated Automotive Group, Inc., is a holding company which was formed to own and operate various highline exotic car dealerships and other automotive businesses throughout the United States. In July 2001, Associated Automotive Group, Inc. acquired 100% of the common stock of Motorcars of South Florida, Inc., which had operated as an automobile dealership located in Delray Beach, Florida since its inception in 1994. At the time of acquisition, the stockholders of Motorcars of South Florida, Inc. (Motorcars) acquired control of Associated Automotive Group, Inc. and accordingly, for accounting purposes, Motorcars was treated as the acquiring entity.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION (Continued)

         During January 2002, Associated Automotive Group, Inc. acquired 100% of the common stock of C&K Auto Imports, Inc. (C&K), a New Jersey Corporation. This acquisition was accounted for under the purchase method of accounting. C&K was sold on December 19, 2002. (See Notes 17 and 18).

         Principles of Consolidation - The consolidated financial statements include the accounts of Motorcars Auto Group Incorporated and its wholly-owned subsidiaries, Associated Automotive Group, Inc., Motorcars of South Florida, Inc. and AAGI Acquisition I Corporation and AAGI Acquisition III Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Methods

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

         b. Basic Loss Per Share

         The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                                                                                 December 31,
                                                                     -----------------------------------
                                                                           2002                2001
                                                                     ---------------    ----------------
              LOSS PER COMMON SHARE

              Loss before discontinued operations                    $         (0.47)   $          (0.16)
              Loss on discontinued operations                                  (0.27)                 --
                                                                     ---------------    ----------------

                      Total loss per share                           $         (0.74)   $          (0.16)
                                                                     ===============    ================

              Weighted Average Number of Shares
               Outstanding                                                10,747,464          10,482,822
                                                                     ===============    ================

         The Company has excluded 1,837,222 common stock equivalents as they are anti-dilutive in nature.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Newly Issued Accounting Pronouncements

         In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Newly Issued Accounting Pronouncements (Continued)

         In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Property and Equipment

         Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

              Description                            Estimated Useful Life
              -----------                            ---------------------

              Furniture and fixtures                       3-7 years
              Machinery and equipment                      3 years
              Computers                                    3 years
              Leasehold improvements                       Life of Lease

         e. Goodwill

         As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the accounting for goodwill on an impairment-only approach. SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, that each of the Company's reporting units, as defined in SFAS 142, be identified and that the Company's assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined that it has a single reporting unit attributable to its goodwill. SFAS 142 also requires the Company to assess the fair value of the Company. In determining fair value, the Company considered the guidance in SFAS 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value.

         Because the Company sold C&K in December 2002, all goodwill was expensed as a loss on disposal of subsidiary. (See Note 18).

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Provision For Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                                                  December 31,
                                                                     -----------------------------------
                                                                           2002                2001
                                                                     ---------------    ----------------
              Deferred tax assets:
                  NOL Carryover                                      $     1,393,280    $        254,335
                  Contribution                                                 1,950                  --
                                                                     ---------------    ----------------

              Total Deferred Tax Asset                                     1,395,230             254,335

              Deferred tax liabilities:
                  Depreciation                                                (4,300)                 --

              Valuation allowance                                         (1,390,930)           (254,335)
                                                                     ---------------    ----------------

              Net deferred tax asset                                 $            --    $             --
                                                                     ===============    ================

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                                                December 31,
                                                                     -----------------------------------
                                                                           2002                2001
                                                                     ---------------    ----------------
              Book income                                            $    (3,026,655)   $       (254,335)
              Bad debts                                                      382,050                  --
              Depreciation                                                     7,120                  --
              Loss on C&K                                                  1,153,850                  --
              Market value warrants                                           55,590                  --
              Stock for services/options expense                             291,450                  --
              Valuation allowance                                          1,136,595             254,335
                                                                     ---------------    ----------------

                                                                     $            --    $             --
                                                                     ===============    ================

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Provision For Taxes (Continued)

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $3,572,000 that may be offset against future taxable income from the year 2003 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         g. Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         h. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2002 and 2001, the Company expensed $205,526, and $210,248, respectively.

         i. Fair Values of Financial Instruments

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of cash, accounts receivable, accounts payable, note payable and loan payable approximate their carrying amounts at December 31, 2002.

         j. Revenue Recognition

         The Company recognizes revenue from vehicle sales upon transfer of title to the customer. Finance, insurance and warranty revenues are recognized upon the sale of finance, insurance or warranty contract. At that time, an allowance for charge-backs against revenue recognized from finance, insurance and warranty revenue is established, if necessary.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivables. The Company places its cash with high credit quality financial institutions. However, the Company occasionally maintains cash balances in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company's management believes the Company is not exposed to any significant credit risk on their cash balances. Concentrations of credit risk with respect to trade receivables are reduced due to the Company's large number of customers. The Company conducts credit evaluations of its customers and may or may not require collateral or other security from these customers. On occasion, defaults occur on trade receivables. Therefore, the Company maintains an allowance for doubtful accounts, which was $55,045 as of December 31, 2002.

         l. Stock Options

         As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less that the market price of the underlying common stock on the date of grant.

         m. Valuation of Options and Warrants

         The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date the couterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completions of the performance.

         n. Reclassifications

         Certain balances in the 2001 consolidated financial statements have been reclassified to conform to the current year's presentation.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable was comprised of the following items at December 31, 2002.

                                                                                   December 31,
                                                                                       2002
                                                                                ----------------
              Customer, (less allowance of $55,045)                             $          3,494
              Wholesale, (less allowance of zero)                                        119,000
                                                                                ----------------

                                                                                $        122,494
                                                                                ================

         The Company estimates its allowance for doubtful accounts on a specific item basis. Management reviews the account periodically to assess collectability. Bad debt expense for the year ended December 31, 2002 and 2001 was $73,476 and $128,614, respectively.

         The wholesale receivable was due from two customers and was fully collected in 2003.

NOTE 4 - INVENTORIES

         Automobiles and parts are valued at the lower cost or market. The cost of the automobile is determined on a specific unit basis. At December 31, 2002, inventories consisted of the following:

                                                                                   December 31,
                                                                                       2002
                                                                                ----------------
              Parts and accessories                                             $         19,179
              Automobiles - used, retail                                               1,489,366
                                                                                ----------------

                                                                                $      1,508,545
                                                                                ================

         All inventory is pledged as collateral against the floor plan payable (Note 10).

NOTE 5 - DUE FROM RELATED PARTIES

         Due from related parties consisted of the following at December 31, 2002.

                                                                                   December 31,
                                                                                       2002
                                                                                ----------------
              David Jacoby, Vice President                                      $         59,461
              Barry Tenzer, Chief Executive Officer                                      192,021
              Accrued interest, Jacoby, and Tenzer                                        27,588
              Marc Sporn, net of allowance of $979,709                                        --
                                                                                ----------------

                   Total Due From Related Parties                               $        279,070
                                                                                ================

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 5 - DUE FROM RELATED PARTIES (Continued)

         During 2002 and 2001, the Company made advances to two officers and a general manager. The advances to the officers totaling $279,070 bear interest at 6% per annum are unsecured and due upon demand. The Tenzer note has been subsequently repaid in full in 2003.

         Pursuant to the Sarbanes-Oxley Act, the Company will no longer loan money to its officers and directors. The loans had been intended to be short term advances, the majority of which were made while the Company was still private.

         Marc Sporn, while acting as a general manager of the Company, made advances in 2002 totaling $979,709. These advances were in the form of cash payments, reimbursements of personal expenditures and assistance with the purchase of a Ferrari. The Company has fully allowed for the balance as it does not expect to be able to collect the receivable; however, the Company is pursuing collection efforts.

         Bad debt for related parties for the years ended December 31, 2002 and 2001 was $979,709 and $-0-, respectively.

NOTE 6 - NOTES RECEIVABLE

         Notes receivable consisted of the following at December 31, 2002:

                                                                             December 31,
                                                                                  2002
                                                                           ----------------
              Notes receivable from individuals, bearing interest
               from 6.00% to 17.90%, monthly installments
               sufficient to amortize over life
               of loans, secured by vehicles                               $         84,606

                         Less current portion                                       (42,312)
                                                                           ----------------

                         Long term portion                                 $         42,294
                                                                           ================

         Schedule of future maturities is as follows:
              2003                                                         $         42,312
              2004                                                                   31,101
              2005                                                                   11,193
                                                                           ----------------

                                                                           $         84,606
                                                                           ================

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2002.

                                                                              December 31,
                                                                                  2002
                                                                           ----------------
              Building and leasehold improvements                          $        340,029
              Equipment                                                             242,204
              Furniture and fixtures                                                232,146
              Company vehicles                                                        2,500
              Leased equipment (lessor)                                              23,736
              Less: accumulated depreciation                                       (522,148)
                                                                           ----------------

                                                                           $        318,467
                                                                           ================

         Depreciation expense for the year ended December 31, 2002 and 2001 was $181,771 and $111,162.

NOTE 8 - DEPOSITS

         Deposits considered of the following at December 31, 2002:

                                                                              December 31,
                                                                                  2002
                                                                           ----------------
              Rent deposits                                                $         23,865
              ADP deposits                                                            6,000
              Other deposits                                                          3,749
              Deposit on purchase of Saleen S-7                                     225,000
                                                                           ----------------

                    Total deposits                                         $        258,614
                                                                           ================

         The Company has made deposits totaling $225,000 toward the purchase of a Saleen S-7 automobile. The total estimated purchase price is $400,000. The Company expects to take delivery of the Saleen S-7 by mid April 2003 and plans to wholesale it. The Company received $150,000 of the $225,000 from an individual. This liability is recorded in customer deposits (See Note 13)

NOTE 9 - DUE TO SHAREHOLDER

         During the year ended December 31, 2002, a shareholder of the Company advanced $37,000 to the Company for general operating purposes. This advance is due on demand, non-interest bearing and unsecured. It was subsequently paid back in 2003.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 10 - FLOOR PLAN PAYABLE

         The Company has $2,000,000 of available financing under a revolving floor plan payable due on demand, expiring August 9, 2005, to finance the purchase of inventory. As of December 31, 2002, the balance due on the floor plan payable was $988,568. The payable is collateralized by a lien on the Company's inventory and is personally guaranteed by an officer of the Company. Interest is payable monthly on the outstanding balance at 2% over the bank's prime rate with a floor rate of 8%. At December 31, 2002, the interest rate payable on the note was the 8%. The floor plan payments are due within five business days from the sale of the related inventory items. At various times and subsequent to December 31, 2002, the Company has been out of compliance under the terms of its floor plan payable agreement. Management of the Company expects continued forbearance from its lender. The officer of the Company who is personally guaranteeing the liability paid $97,351 in 2003 to bring the floor plan payable current.

NOTE 11 - CAPITAL LEASES PAYABLE

         The Company acquired office equipment under the provisions of long-term leasing arrangements classified as capitalized leases, which expire on various dates through 2007. The assets securing the capitalized leases have an original cost of $35,434 and accumulated depreciation of $16,292 at December 31, 2002. Depreciation expense on these assets was $7,752 for the year ended December 31, 2002.

         The future minimum payments under these leases are as follows:

              2003                                                   $         50,407
              2004                                                             54,987
              2005                                                             36,682
              2006                                                             26,473
              2007                                                             26,276
                                                                     ----------------

              Total                                                           194,825

              Less current portion                                            (50,407)
                                                                     ----------------

              Long term portion                                      $        144,418
                                                                     ================

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - CONVERTIBLE NOTE PAYABLE

                                                                                     December 31,
                                                                                         2002
                                                                                  ----------------
              Convertible note payable dated May 6, 2002, due to Laurus
              Master Fund, Ltd. Bears interest at 9%, due by May 6, 2003,
              monthly payments of $50,000 beginning July 2002, unsecured          $        250,000

              Less unamortized discount                                                    (19,681)
                                                                                  ----------------

                                                                                  $        230,319
                                                                                  ================

         The Company has applied the accounting provisions of APB No. 14 and EITF 00-27. The note is convertible at $3.00 per share. 65,000 warrants were granted as additional consideration for the note. The Company calculated the fair value of the warrants which have a 1 year life and are exercisable at $3.30 per warrant. The fair value of the warrants was $64,350. The allocation of the fair value of the warrants to the convertible note payable resulted in a discount of $57,012 being recorded. This discount is being amortized to interest expense using the effective interest method over the life of the note. The Company has amortized $37,329 of the discount to interest expense through December 31, 2002. It has been determined that there was no beneficial conversion feature associated with this note. The effective conversion price was $2.66 at a time when the fair value of the common stock on the commitment date was $2.00.

         The Company is under an obligation to register the warrants granted as additional consideration for the convertible note payable. On November 15, 2002 the Company received a demand for payment in full. The convertible note payable was guaranteed personally by an officer who paid the note in full in 2003 for $250,000. This amount included principle and accrued interest, and did not include any liquidation damages.

         The Company incurred fees of approximately $49,000 which were fully amortized because a request for conversion had been made and the Company was in default on the registration requirements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 13 - CUSTOMER DEPOSITS

         Customer deposits at December 31, 2002 consisted of the following:

                                                                                     December 31,
                                                                                        2002
                                                                                  ----------------
              Individual deposit for Saleen S-7                                   $        150,000
              Payoff on vehicle and camping trailer                                         81,505
                                                                                  ----------------

                                                                                  $        231,505
                                                                                  ================

         The Company is obligated to payoff the Saleen S-7 deposit upon sale of the Saleen S-7 (See Note 8). The Company, subsequent to December 31, 2002, paid off the vehicle and camping trailer.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------

         The Company leases showroom and office space in Delray Beach, Florida under two operating leases expiring in 2003. Additional parking is leased on a month to month basis and may be canceled at any time. Rent expense for the year ended December 31, 2002 and 2001 was $382,235 and $217,500, respectively.

              2003                                                               $         42,000
                                                                                 ----------------

                                                                                 $         42,000
                                                                                 ================

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings
         -----------------

         On July 3, 2002, CGF Securities, LLC filed a complaint in the circuit court in and for Palm Beach County, Florida to demand the filing of a registration statement covering certain shares of the Company's restricted common stock which were issued to certain accredited investors under a private placement conducted by the Company in which CGF Securities serviced as placement agent. Certain affiliates of CGF Securities also purchased shares of our common stock under the private placement. Pursuant to the terms of the private placement we were obligated to file a registration statement covering the shares issued in the private placement. The Company also agreed to issue the investors of CGF Securities an aggregate of 550,807 shares of our common stock to settle the complaint and agreed to use our best efforts to complete this registration statement on a timely basis. In addition, within 90 days from the effective date of a registration statement, we will issued these investors an additional number of shares so the value of the number of shares held by each investor on the effective date of the registration statement equals the value of each investor's initial investment. Upon the re-filing of a registration statement and issuance of additional shares the Company believes the matter will be settled.

         On July 22, 2002, a Schedule 13D was filed by Del Ray Beach Properties, LLC relating to the beneficial ownership of certain shares of common stock of our Company held by Barry Tenzer, our chief executive officer. Del Ray Beach Properties, LLC filed a Schedule 13D pursuant to a claim that is has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer challenged the validity of the claim and subsequently sold the shares in question to Vantage Group Ltd. (an unrelated third party). The action was dismissed without prejudice by the United States District Court for the Southern District of Florida of Miami Dade County. Del Ray Beach Properties, LLC has amended and re-filed their complaint. We recently responded to the amended complaint and submitted a motion to dismiss. To date, the court has not made any further ruling.

         Litigation
         ----------

         The Company is involved in various legal proceedings arising in its ordinary course of business. Management, after consulting with legal counsel, is of the opinion that the ultimate outcome of these legal proceedings will not have a material effect on the Company's financial position or results of operations.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreements
         ---------------------

         On September 1, 2001, David Jacoby entered into an employee agreement with the Company to serve as vice president for a five-year term. In consideration for his services, Mr. Jacoby receives an annual base salary of $150,000 and a $500 per month expense allowance. In addition, Mr. Jacoby is provided with a company car and health care coverage for himself and his family.

         On July 26, 2001, Barry Tenzer entered into a stock purchase agreement with the Company in connection with the purchase of Motorcars of South Florida, Inc. Under this agreement Mr. Tenzer, in connection with his duties as chairman, shall receive a monthly expense allowance of $4,000 through July 2005. In addition, Mr. Tenzer has the exclusive use of two company vehicles through July 2006. The consolidated financial statements for the year ended December 31, 2002, present contributed capital of $77,000 which is the imputed salary of Mr. Tenzer based on an annual salary of $125,000, less the monthly amounts pursuant to the stock purchase agreement.

         Defaulted Agreements
         --------------------

         In May 2002, the Company signed a 5-year lease for a showroom in Ft. Lauderdale, Florida. In December 2002, the Company abandoned the lease. Future minimum lease payments were $1,188,000. In March 2003, the Company settled with the Landlord for $40,000 to be paid $20,000 on March 12, 2003 and $20,000 within 30 days of March 12, 2003. The Company has accrued the $40,000 liability at December 31, 2002.

         During 2002, the Company signed two contracts with movie theatres for screen advertising. The total amount payable on the contracts was $39,840. The Company paid $16,320 before it stopped making payments. The Company has accrued the balance of $23,520 at December 31, 2002. The Company is currently negotiating a settlement for these contracts.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 15 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $9,047,802 at December 31, 2002, and has limited internal financial resources. Additionally, the Company significantly scaled down operations at March 31, 2003. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         Management's plans for the Company's continuing operations are as follows:

         The Board of Directors of Motorcars Auto Group, Inc. has downsized its day-to-day operations substantially as of March 31, 2003. The downsizing will reduce overhead and expenses and allow the Company to break even on a cash flow basis. The downsizing of the Company is expected to be only temporary. The management of the Company and its majority shareholder, The Vantage Group Ltd., are in the final stages of raising $2.5 million of equity funding for the Company. The new fundraising will provide the Company with the necessary working capital to fund its wholesale exotic highline car business as well as provide the needed funds for new strategic acquisitions. The Company has also received a commitment from its CEO and President, Barry Tenzer, to provide funds in the form of a loan for working capital needs until new funding is completed. To date Mr. Tenzer has provided in excess of $650,000 of bridge financing.

         Accordingly, the Company believes that based on these factors, it has the ability to sustain operations for the next twelve months. However, there can be no assurance that generation of operating revenues on the completion and collection of the equity funding will be sufficient to enable the Company to maintain its operations. If the Company's plans are not successful, it will be necessary for the Company to secure additional debt and equity financing which also cannot be assured.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 16 - EQUITY TRANSACTIONS

         On January 7, 2002, the Company issued 35,000 shares of Class A common stock, as payment for legal services performed. The shares were valued at $3.85 per share for total consideration of $134,750.

         Effective January 10, 2002, pursuant to a share exchange agreement dated January 9, 2002 with Associated Automotive Group, Inc., the Company issued an aggregate of 10,482,822 shares of the Class A common stock to the stockholders of Associated Automotive Group, Inc. and its affiliates. In connection with this transaction, the Company issued shares to 45 individuals and entities. The Company received cash of $962,500 in conjunction with a private placement which had started in 2001.

         In addition, effective January 10, 2002, the Company issued Hyperion Partners Corp. a warrant to purchase 55,000 shares of the Class A common stock, exercisable at $.05 per share for a period of three years. The warrant was issued pursuant to the share exchange agreement with Associated Automotive Group, Inc. The fair value of the warrant as determined by the Black-Scholes pricing model was $142,539.

         On February 5, 2002, pursuant to a stock purchase agreement entered into on January 22, 2002, effective January 9, 2002, by and between C&K Auto Imports, Inc. and Associated Automotive Group, Inc., the Company issued 750,000 shares of Class A common stock to Doron Sauer (the sole stockholder of C&K). The shares were valued at $3.84 per share for total consideration of $2,880,000.

         In March 2002, the Company issued 110,000 shares of common stock for legal services. The shares were valued at an average price of $3.60 per share for total consideration of $395,091.

         In March 2002, the Company issued 200,000 shares of common stock for consulting services. The shares were valued at $3.07 per share for total consideration of $614,000.

              MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 16 - EQUITY TRANSACTIONS (Continued)

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

         On May 3, 2002, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which the Company sold Laurus a 9% convertible note in an aggregate principal amount of $550,000, convertible into shares of the Company's Class A common stock at $3.09 per share. The Company's obligations under the convertible note are secured by a security interest in the Company's property and inventory. In addition, the Company issued Laurus a warrant to purchase 65,000 shares of the Class A common stock, exercisable for a period of two years, at $3.30 per share, subject to adjustment.

         Pursuant to a settlement agreement dated September 18, 2002, the Company issued an additional 550,807 shares of common stock as additional consideration for the private placement. The shares were valued at zero because the cash consideration paid by the investors had been previously received in 2001 and 2002.

         During the year ended December 31, 2002, the Company paid stock offering costs of approximately $201,500.

         On December 17, 2002, the Company sold C&K back to its original owner for $250,000 and the return of the 750,000 shares originally issued for the purchase. The returned shares were valued at $0.37 per share which was the closing price on the date of the agreement. The shares were subsequently cancelled.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 17 - ACQUISITION

         The Company acquired 100% of the ownership of C&K Auto Imports, Inc. (C&K) pursuant to a stock purchase agreement effective January 9, 2002. C&K sells highline and exotic used vehicles to customers and wholesalers in the New York City metropolitan area. The Company believed that it could develop certain synergies with other highline car dealers. See Note 18 for the disposition of C&K. The Company has included the operations of C&K for the full year in its discontinued operations footnote. The Company paid $500,000 cash and issued 750,000 shares of Class A common stock valued at $2,880,000 for total consideration of $3,380,000. At the time of the acquisition, C&K had net equity of $813,351. The purchase generated goodwill of $2,566,649.

         An allocation of the purchase price was as follows:

                                                                                      January 9,
                                                                                         2002
                                                                                  ----------------
              Cash                                                                $        819,729
              Accounts receivable                                                          847,759
              Inventory                                                                  1,524,048
              Other Assets                                                                  39,809
              Accounts payable                                                            (670,688)
              Long term debt                                                              (855,848)
              Taxes payable                                                                (17,862)
              Due to officers                                                             (873,596)
              Goodwill                                                                   2,566,649
                                                                                  ----------------

                   Total Purchase Price                                           $      3,380,000
                                                                                  ================

         The Company determined that the historical carrying values of the assets and liabilities represented fair market value. Accordingly, no adjustments to the historical values have been made.

         The Company had previously reported in its March, June and September 2002 10-QSB's an estimated goodwill amount of $820,000. This amount was based on, among other things, the understanding that the due to officers amount of $873,596 would be paid off in full, accordingly a receivable for approximately the same amount had been recorded. The receivable was never collected, and the due to officers was never paid. In any event, the amount of the loss on disposal of C&K Auto (See Note
         18) was not affected by the classification of the receivable, amount due to officers, or the goodwill amounts.

         The Company was not able to identify any separate intangible asset to further allocate the purchase price to.

         Proforma results as if C&K had been purchased at January 1, 2001 are not included as C&K was subsequently disposed of (See Note 18).

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 18 - DISCONTINUED OPERATIONS

         In the 4th quarter of 2002, the Company's Board of Directors decided to sell C&K Auto Imports, Inc. (C&K) back to its original owner. The sale was completed on December 19, 2002. The consideration for the sale was the return of the 750,000 shares of Class A common stock, originally issued for the acquisition and $250,000. The Company elected to sell C&K because it was attempting to consolidate its operations in South Florida. The Company realized a loss on disposal of C&K which was as follows:

              Loss on disposal of C&K                                             $      2,958,713
                                                                                  ================

         Income from discontinued operations is presented is as follows:

              Net sales                                                           $     22,354,664
              Cost of sales                                                            (21,454,758)
              Operating expenses                                                          (757,029)
              Interest and taxes                                                           (36,664)
                                                                                  ----------------

              Income from discontinued operations                                 $        106,213
                                                                                  ================

         The Company has included the operations of C&K for the entire calendar year because the net income associated with the operations from January 1st, to January 9th and December 20th to December 31, 2002 is immaterial and not practicable to separate.

NOTE 19 -COMMON STOCK PURCHASE WARRANTS

         The Company has outstanding 1,610,000 publicly traded common stock purchase warrants. Each warrant entitles the holder to purchase until August 2, 2003, one share of our class A common stock at an exercise price of $4.00. These warrants were originally exercisable at $6.00. However, effective June 23, 2000, under a resolution by our board of directors, the exercise price of these warrants was reduced to $4.00.

         The warrants are subject to redemption at any time. To redeem any warrant the Company must provide 30 days written notice. All warrants are redeemable at $0.25 per warrant provided that the closing sale price, or if none, the closing bid price of the common stock is $7.00 per share for thirty consecutive trading days. Holders of warrants shall have exercise rights until the close of business day proceeding the date fixed for redemption.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
      (Formerly Associated Automotive Group Incorporated and Subsidiaries)
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 19 -COMMON STOCK PURCHASE WARRANTS (Continued)

         Each of the warrants entitles the registered holder to purchase one share of class A common stock. The warrants are exercisable at $4.00. The warrants are entitled to the benefit of adjustments in their exercise prices in the number of shares of class A common stock or other securities deliverable upon the exercise of the warrants in the event of:

         1. stock dividend;
         2. stock split;
         3. reclassification;
         4. reorganization;
         5. consolidation or merger.

         Warrant holders do not have any voting or any other rights as our shareholders.

NOTE 20 - RECLASSIFICATION

         In 2001, the Company reclassified $2,972,843 of previously recognized losses into additional paid in capital. The losses arose from Motorcars of South Florida which had been operated as an S-Corporation prior to July 2001. The reclassification had no effect on Net Assets, Net Equity or Net Loss per share for the year ended December 31, 2001.

NOTE 21 - SUBSEQUENT EVENTS

         Related Party Advances
         ----------------------

         Subsequent to year-end December 31, 2002 Chairman and CEO Mr. Barry Tenzer advanced the Company $612,481. As consideration for the advance the Company has agreed to transfer their credit/deposit on the Saleen 7 automobile to Mr. Tenzer in the amount of $225,000. The Company also applied $214,261 of the funds advanced to payoff Mr. Tenzer's shareholder loan leaving an obligation due to Mr. Tenzer of $173,220. The Company has entered into discussions with Mr. Tenzer to convert the remaining funds owed to him, totaling $173,220, into a Warrant Agreement, however no agreement has been finalized as of the date of this report.

         Repricing of Warrants
         ---------------------

         On February 3, 2003, the Company repriced the exercise price of the 65,000 Laurus warrants from $3.30 per share to $2.00 per share. All other terms of the warrants remain the same.