Form 10QSB
period 2003-03-31
MOTORCARS AUTO GROUP INC
filed 2003-08-18
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 2003.
                                           --------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ______________________.

Commission file number: 0-24681
                        -------

                       MOTOR CARS AUTO GROUP INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                               65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

1730 South Federal Highway, Suite 178, Delray Beach, Florida         33483
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code: (561) 395-6914


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes  [X]         No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 1, 2003, 12,523,629 shares of $.0001 par value common stock were outstanding.

                                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.  Financial Information.                                                                  3

ITEM 1.  Financial Statements (Unaudited).                                                       3

         Consolidated Balance Sheet                                                              3

         Consolidated Statements of Operations                                                   5

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)                    6

         Consolidated Statements of Cash Flows                                                   7

         Notes to Consolidated Financial Statements                                              9

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                  11

ITEM 3.  Controls and Procedures.                                                                14


PART II. Other Information.                                                                      15

Item 1.  Legal Proceedings                                                                       15

Item 2.  Changes in Securities and Use of Proceeds                                               15

Item 3.  Defaults Upon Senior Securities                                                         16

Item 4.  Submission of Matters to a Vote of Securities Holders                                   16

Item 5.  Other Information                                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                                        16

Signature                                                                                        17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                                  March 31,
                                                                                    2003
                                                                                 -----------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                          $   59,965
   Accounts receivable, net                                                              --
   Inventories                                                                      141,988
   Due from related parties                                                          65,700
   Notes receivable, current                                                         43,882
                                                                                 ----------

         Total Current Assets                                                       311,535
                                                                                 ----------

PROPERTY AND EQUIPMENT, NET                                                          19,779
                                                                                 ----------

OTHER ASSETS

   Notes receivable, net of current portion                                          30,839
   Deposits                                                                         225,945
                                                                                 ----------

         Total Other Assets                                                         256,784
                                                                                 ----------

         Total Assets                                                            $  588,098
                                                                                 ==========



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                                    March 31,
                                                                                      2003
                                                                                 -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                          $    334,612
   Due to shareholder                                                                  181,516
   Floor plan payable                                                                  322,673
   Current portion of capital lease obligation                                          65,156
   Customer deposits                                                                   150,000
                                                                                 -------------

         Total Current Liabilities                                                   1,053,957
                                                                                 -------------

LONG-TERM DEBT

   Obligations Under Capital Lease, net of current
    portion                                                                            129,669
                                                                                 -------------

       Total Long-Term Debt                                                            129,669
                                                                                 -------------

       Total Liabilities                                                             1,183,626
                                                                                 -------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; $.0001 par value 10,000,000 shares
     authorized zero issued and outstanding                                                 --
   Common stock Series A; $.0001 par value,
    80,000,000 shares authorized; 12,523,629 issued
    and outstanding                                                                      1,252
   Common stock, Series B; $.0001 par value,
    2,000,000 shares authorized; zero issued and
    outstanding                                                                             --
   Additional paid-in capital                                                        9,495,348
   Accumulated deficit                                                             (10,092,128)
                                                                                 -------------

         Total Stockholders' Equity (Deficit)                                         (595,528)
                                                                                 -------------

         Total Liabilities and Stockholders' Equity (Deficit)                     $    588,098
                                                                                 =============













              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------
                                                                                        (Restated)
SALES                                                                  $  1,900,094    $ 11,661,440
COST OF SALES                                                             2,060,836      11,243,008
                                                                       ------------    ------------

     Gross Profit                                                          (160,742)        418,432
                                                                       ------------    ------------

Finance, Insurance, Warranty and Other Income, net                           21,402         186,605
                                                                       ------------    ------------

INCOME (LOSS) BEFORE OPERATING
     EXPENSES                                                              (139,240)        575,037
                                                                       ------------    ------------

OPERATING EXPENSES                                                          561,789       2,326,516
                                                                       ------------    ------------

OPERATING LOSS BEFORE OTHER EXPENSES,
     AND INCOME TAXES                                                      (701,129)     (1,751,479)
                                                                       ------------    ------------

OTHER EXPENSES

     Interest expense                                                       (33,857)        (30,916)
     Loss on disposition of fixed assets                                   (309,340)             --
                                                                       ------------    ------------

           Total Other Expenses                                            (343,197)        (30,916)
                                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (1,044,326)     (1,782,395)
                                                                       ------------    ------------

INCOME TAX EXPENSE                                                               --              --
                                                                       ------------    ------------

NET LOSS                                                               $ (1,044,326)   $ (1,782,395)
                                                                       ============    ============

BASIC LOSS PER SHARE                                                   $      (0.08)   $      (0.16)
                                                                       ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                   12,523,629      11,231,432
                                                                       ============    ============













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                           Consolidated Statements of Changes in Stockholders' Equity (Deficit)



                                                                                                       Total
                                         Common Stock - Class A      Additional                     Stockholders'
                                       --------------------------     Paid-In       Accumulated        Equity
                                         Shares         Amount        Capital         Deficit         (Deficit)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2001              10,482,822   $      1,049   $  3,411,659    $ (1,148,133)   $  2,264,575

Recapitalization                           625,000             62        962,438              --         962,500

Fair value of warrants issued in
 conjunction with reverse merger                --             --        142,539              --         142,539

Purchase of C&K Auto                       750,000             75      2,879,925              --       2,880,000

Common stock issued for services           345,000             34      1,143,807              --       1,143,841

Warrants issued as additional
 consideration for note payable                 --             --         57,012              --          57,012

Common stock issued for cash               520,000             52      1,299,948              --       1,300,000

Stock offerings costs                           --             --       (201,500)             --        (201,500)

Common stock issued as a
 settlement                                550,807             55            (55)             --              --

Repurchase of shares for sale of
 C&K Auto                                 (750,000)           (75)      (277,425)             --        (277,500)

Contribution of salary by officer               --             --         77,000              --          77,000

Net loss for the year ended
 December 31, 2002                              --             --             --      (7,899,669)     (7,899,669)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2002              12,523,629          1,252      9,495,348      (9,047,802)        448,798

Net loss for the three months ended
 March 31, 2003 (unaudited)                     --             --             --      (1,044,326)     (1,044,326)
                                       -----------   ------------   ------------    ------------    ------------
Balance, March 31, 2003
 (unaudited)                            12,523,629   $      1,252   $  9,495,348    $(10,092,128)   $   (595,528)
                                       ===========   ============   ============    ============    ============


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                       2003            2002
                                                                    -----------    ------------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $(1,044,326)   $(1,782,395)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                        10,314         32,372
     Bad debts expense                                                    41,380             --
     Loss on disposition of fixed assets                                 288,373             --
     Common stock issued for services                                         --      1,670,139
     Amortization of discount on note payable                             19,681             --
Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable                                                  81,114     (1,063,945)
     Inventories                                                       1,366,557       (644,430)
     Prepaid expenses                                                     34,563        (37,749)
     Other assets                                                         32,670       (373,879)
   Increase (decrease) in:
     Accounts payable and accrued expenses                              (248,221)     1,244,906
     Customer deposits                                                   (81,505)      (145,475)
                                                                     -----------    -----------
Net Cash (Used In) Provided by Operating Activities                      500,600     (1,100,456)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments from notes receivable                                          9,885             --
   Purchase of property and equipment                                         --        (33,940)
   Advances to related parties                                              (892)      (130,102)
   Repayments of advances from related parties                           214,262             --
                                                                     -----------    -----------
Net Cash Used in Investing Activities                                    223,255       (164,042)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable - related party                            181,516             --
   Payments on note payable - related party                              (37,000)            --
   Net repayment of floor plan payable                                  (665,895)        13,220
   Proceeds from notes payable                                                --         27,640
   Payments on notes payable                                            (250,000)       (85,000)
   Proceeds from issuance of common stock                                     --      2,173,523
                                                                     -----------    -----------

Net Cash Provided by Financing Activities                               (771,379)     2,129,383
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                                          (47,524)       864,885

CASH - BEGINNING OF PERIOD                                               107,489         36,562
                                                                     -----------    -----------

CASH - END OF PERIOD                                                 $    59,965    $   901,447
                                                                     ===========    ===========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                                March 31,
                                                                ----------------------------------------
                                                                        2003                 2002
                                                                ------------------    ------------------
                                                                                         (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                   $                -    $                -
   Cash paid for interest                                       $           33,857    $           42,448

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                             $                -    $        1,670,139











































              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

         The statement of operations for the three months ended March 31, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 17 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased net loss for the three months ended March 31, 2002 from $112,256 to $1,782,395 for an increase of $1,670,139 with an increase in the loss per share from $0.012 to $0.16.

NOTE 2 - SUSPENSION OF OPERATIONS

         In April 2003 the company suspended its operations. Upon closure of the business, various creditors repossessed the assets in which they had a security interest. The lessor of the office and showroom space that the Company used locked the Company out for non-payment of rents and took control of the remaining fixed assets in the buildings. The company has recognized a loss on the disposition of these assets of $309,340 in the first quarter 2003.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $10,092,128 at March 31, 2003, and has limited internal financial resources. Additionally, the Company ceased operations at March 31, 2003. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial information does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management's plans for the Company's continuing operations are as follows:

         The Board of Directors of Motorcars Auto Group, Inc. is currently seeking equity financing to develop a wholesale exotic highline car business. The Company also plans to seek a merger with an existing operating company. The CEO of the Company and its majority shareholder, The Vantage Group Ltd., have committed to cover the expenses of the Company.

NOTE 4 - PAYABLE TO SHAREHOLDER

         During the quarter ended March 31, 2003, an officer of the company paid the remaining balance on a note payable as well as other expenses and liabilities of the Company for total payments of $395,778. The Company now owes this officer $181,516. This advance is unsecured, due on demand and non-interest bearing.

NOTE 5 - SUBSEQUENT EVENT

         Vehicle
         -------

         Subsequent to March 31, 2003, the company received the vehicle for which it had paid a $225,000 deposit and for which a customer had paid the company $150,000 in advance to buy the vehicle. Because of the delay in delivery of the vehicle from the factory, the customer no longer wants to purchase the vehicle. The parties have agreed that the vehicle will be sold and the customer deposit will be repaid from the proceeds.

         Development Stage
         -----------------

         Because the Company suspended operations in April 2003, the Company entered the development stage effective April 1, 2003. The focus of the Company is now primarily raising capital and re-establishing a business plan.

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

         During the three month period ended March 31, 2003, we down sized our day to day operations substantially, in order to reduce overhead and expenses. Subsequent to the three month period ended March 31, 2003, we closed our facilities in Delray and suspended our operations. We are currently developing a highline wholesale automobile operation. In addition, we are seeking an acquisition or merger candidate within the automotive industry. Our development of a wholesale automobile operation is dependent on third party financing. To date, we have not received any financing, but we have received a commitment from our majority shareholder, The Vantage Group, Ltd. to provide us with working capital.

Results of Operations

         As disclosed above, we have suspended the majority of our business operations and are currently developing a strategy for our future operations. We are currently developing a highline wholesale automobile operation. In addition, we are seeking an acquisition or merger candidate within the automotive industry.

Three Months Ended March 31, 2003 as Compared to the Three Months Ended March 31, 2002

         Total sales for the three months ended March 31, 2003, were $1,900,094 a decrease of $9,761,346 or approximately 84% compared to total sales of $11,661,440 for the three months ended March 31, 2002. The decrease in sales is directly attributable to the winding down and eventual suspension of our operations.

         Cost of sales decreased from $11,243,008 for the three months ended March 31, 2002 to $2,060,836 for the three months ended March 31, 2003, a decrease of $9,182,172 or approximately 82%. The decrease is directly attributable to the winding down and eventual suspension of our operations.

         Due to the decrease in sales, the gross profit decreased to $(160,742) for the three months ended March 31, 2003 from $418,432 for the three months ended March 31, 2002, a decrease of $579,174. The decrease is directly attributable to the winding down and eventual suspension of our operations. Management anticipates that our company will continue to operate at a loss until we can establish our whole sale automobile operations or acquire an operating entity.

         Income generated from finance, insurance, warranty and other income decreased from $186,605 for the three months ended March 31, 2002 to $21,402 for the three months ended March 31, 2003, a decrease of $165,203.

         Operating expenses decreased from $2,326,516 for the three months ended March 31, 2002 to $561,789 for the three months ended March 31, 2003, a decrease of $1,764,727 or approximately 76%. The decrease is directly attributable to the winding down and eventual suspension of our operations. Also, a substantial potion of our operating expenses during the three months ended March 31, 2002 was attributable to certain non-recurring expenses incurred during 2002 in connection with our reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses.

Liquidity and Capital Resources

         At March 31, 2003, we had total stockholders' equity (deficit) of $(595,528). At December 31, 2002, we had total stockholders' equity of $448,798. In addition, our working capital at March 31, 2003 was $(742,422). At December 31, 2002 our working capital was $(26,159), as compared to $1,803,667 at December 31, 2001. The significant decreases in stockholders equity and working capital was a result of the significant operating losses during the year ended December 31, 2002 and suspension of our operations at March 31, 2003.

         Net loss for the three months ended March 31, 2003 was $1,044,326 as compared to a net loss of $1,782,395 for the three months ended March 31, 2002.

         Net loss for the year ended December 31, 2002 increased from $(1,715,197) for the year ended December 31, 2001 to $(7,899,669) for the year ended December 31, 2002, an increase of $6,184,472. Of the net loss, $2,852,500 was from the loss of the disposal of C&K Auto Imports (sale of our subsidiary). A large portion of the net loss was also attributable to certain non-recurring expenses, including due diligence expenses associated with our reorganization, acquisitions and the potential acquisitions that were not consummated. In addition, we incurred the non-recurring expenses of setting up a reserve account for the potential uncollectability of a receivable due from a former employee.

         In April 2003 we suspended our operations. Upon closure of the business, various creditors repossessed the assets in which they had a security interest. The lessor of our office and showroom space used locked our Company out for non-payment of rents and took control of the remaining fixed assets in the buildings. We have recognized a loss on the disposition of these assets of $309,340 in the first quarter 2003.

         We have incurred losses which have resulted in an accumulated deficit of $9,047,802 at December 31, 2002 and $10,092,128 at March 31, 2003. We
currently have limited internal financial resources. Additionally, we essentially shut down operations at March 31, 2003. These factors combined raise substantial doubt about our ability to continue as a going concern.

         Our management down-sized day-to-day operations substantially during the three month period ending March 31, 2003 in efforts to reduce overhead and expenses. As of April 23, 2003, we suspended all of our automotive operations. We currently have focused our efforts to developing a wholesale exotic highline car business. Our management and our majority shareholder are currently seeking equity funding of approximately $2.5 million and, while there are no assurances, we anticipate funding will be received within the next 60 days. This new funding will provide us with the necessary working capital to fund our wholesale exotic highline car business as well as provide the needed funds for new strategic acquisitions. In addition, we have also received a commitment from our chairman, Barry Tenzer, to provide funds in the form of a loan for working capital needs until new funding is completed. To date Mr. Tenzer has provided our company in excess of $650,000 of bridge financing. We have also received a commitment from The Vantage Group, Ltd., our majority shareholder, to provide funds in the form of loans for working capital needs until new funding is completed.

         Accordingly, based on anticipated fund raising and bridge financing, we believe that we will have the ability to sustain the development and operation of the wholesale highline car business and possible new acquisitions for the next twelve months. However, there can be no assurances that generation of operating revenues or the completion and collection of equity funding will be sufficient to enable us to facilitate our business plan. If we are not successful, it may be necessary for us to secure additional debt and equity financing, which may not be available or may not be available on acceptable terms.

         Accounts receivable decreased from $122,494 at December 31, 2003 to $(0) at March 31, 2003. The decrease was due to the suspension of our operations.

         Inventories decreased from $1,508,545 at December 31, 2002 to $141,988 at March 31, 2003, a decrease of $1,366,557 or 90.6%. This decrease was due to a reduction of working capital and the general winding down of our operations.

         Due from related parties (officers) decreased from $279,070 at December 31, 2002 to $65,700 at March 31, 2003. The decrease is primarily due to the reduction of funds due from officers of Motorcars of South Florida (Barry Tenzer). These advances were made prior to Motorcars of South Florida being acquired by our public holding company. During the three month period ended March 31, 2003, Barry Tenzer paid the remaining balance of $256,000 on a note payable. At January 1, 2003, Mr. Tenzer had a loan balance from our company. The payment of this note resulted in the payoff of the loan and the additional amount is now shown as a payable to Mr. Tenzer is $181,516. This amount is unsecured, non-interest bearing and due on demand. The remaining amounts due from related parties (officers) are from loans made to David Jacoby, our former Principal Financial Officer.

         Deposits decreased from $258,614 at December 31, 2002 to $225,945 at March 31, 2003, a decrease of $32,669. Deposits consisted of the advance paid by a customer for a Saleen automobile. Subsequent to March 31, 2003, we received the Saleen for which we had paid a $225,000 deposit and for which a customer had paid us $150,000 in advance to buy the vehicle. Because of the delay in delivery of the vehicle from the factory, the customer no longer wants to purchase the vehicle. We have agreed that the vehicle will be sold and the customer's deposit will be repaid from the proceeds.

         Accounts payable and accrued expenses decreased from $582,833 at December 31, 2002 to $334,612 at March 31, 2003, a decrease of $248,221 or
42.6%. The majority of accounts payable include legal fees, accounting fees and capital lease payments.

         Amounts due under the revolving floor plan decreased from $988,568 at December 31, 2002 to $322,673 at March 31, 2003, a decrease of $655,895, due to the closing of our Delray facility and lack of inventory. A portion of the remaining amounts due will be paid from existing inventory. Mr. Tenzer has also personally guaranteed the floor plan.

Item 3.  Controls and Procedures

         The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (the "CEO") and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Company's CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to the Company's management, including its CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There has been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 3, 2002, CGF Securities, LLC filed a complaint in the Circuit Court in and for Palm Beach County, Florida to demand the filing of a registration statement covering certain shares of our restricted common stock which were issued to certain accredited investors under a private placement conducted by Associated Automotive Group, Inc. ("AAG") in which CGF Securities served as placement agent. Certain affiliates of CGF Securities also purchased shares of our common stock under the private placement. As a successor to AAG, pursuant to the terms of the private placement we were obligated to file a registration statement covering the shares issued in the private placement. We have included these shares in a registration statement filed with the SEC. We also agreed to issue the investors of CGF Securities an aggregate of 550,807 shares of our common stock to settle the complaint and agreed to use our best efforts to complete the registration statement. The additional shares are also included in the registration statement. In addition, within 90 days from the effective date of this registration statement, we will issue these investors an additional number of shares so the value of the number of shares held by each investor on the effective date of the registration statement equals the value of each investor's initial investment. To date the registration statement has not been declared effective by the SEC.

         On June 5, 2003, CGF Securities filed a new complaint in the Circuit Court in and for Palm Beach County, Florida realleging its initial complaint filed on July 3, 2002, contending that our company breached our agreement with CGF Securities by failing to diligently pursue the effectiveness of the registration statement. CGF Securities also included Barry Tenzer, David Jacoby and Lyle Hauser as defendants to this action. Lyle Hauser is the principal of The Vantage Group Ltd. (our majority shareholder). CGF Securities is alleging that it has suffered damages in the amount of $1,371,509 plus additional losses and attorneys' fees. As of the date of this report, we cannot opine to the outcome of this matter.

         On July 22, 2002, a Schedule 13D was filed by Del Rey Beach Properties, LLC relating to the beneficial ownership of certain shares of common stock of our company held by Barry Tenzer, our chief executive officer. Del Rey Beach Properties, LLC filed a Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer challenged the validity of the claim and subsequently sold the shares in question to The Vantage Group Ltd. (an unrelated third party at the date of the transaction). The action was dismissed without prejudice by the United States District Court for the Southern District of Florida of Miami Dade County. Del Ray Beach Properties, LLC has amended and refiled their complaint. Mr. Tenzer responded to the amended complaint and submitted a motion to dismiss.

         On July 14, 2003, the parties executed a Settlement Agreement and Mutual General Release under which Mr. Tenzer and The Vantage Group Ltd. agreed to pay Del Rey Beach Properties, LLC $80,000, which is due and payable to Del Rey Beach Properties, LLC on or before August 29, 2003. In consideration for the $80,000, Del Rey Beach Properties, LLC and its affiliates have agreed to transfer 1,077,704 shares of the Company's common stock owned by Del Rey Beach Properties, LLC and its affiliates to the Company. The shares, which constitute the entire interest that Del Rey Beach Properties, LLC and its affiliates hold in the Company, will be returned to the Company's treasury. Furthermore, all parties have agreed to dismiss all actions and claims against each other and all other related parties. In the event any of the settlement terms are not complied with on or before August 29, 2003, the Settlement Agreement shall be declared null and void and the parties will be restored the positions initially held by them prior to the execution of the Settlement Agreement.

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

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

         On May 23, 2003, our securities were delisted from the Nasdaq SmallCap due to our failure to comply with Nasdaq's continued listing requirements. Our common stock currently trades on the Pink Sheets.

Changes on Board of Directors and Executive Officers.

         Effective with this filing Barry Tenzer has agreed to step down as our Chief Executive Officer. He will continue to serve as or Chairman of our Board of Directors. Michelle Mathis, a director of our company, has agreed to serve as our Interim Chief Executive Officer. In addition, effective with this filing, David Jacoby no longer serves as our vice president or Principal Financial Officer. Mr. Jacoby has also resigned from our Board of Directors. Ms. Mathis has agreed to serve as our Interim Principal Financial Officer for purposes of complying with SEC reporting obligations. Mr. Jacoby shall remain with our company as a consultant.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             23.1 Letter from former Independent Accountant (previously filed on Form 8-K dated February 28, 2003)
             31.1     Certification by Chief Executive Officer
             31.2     Certification by Principal Financial Officer
             32.1     Section 906 Certification by Chief Executive Officer
             32.2     Section 906 Certification by Principal Financial Officer

         (b) Reports on Form 8-K

             On February 28, 2003, we filed a current report on Form 8-K disclosing that effective February 26, 2003 we dismissed Spear, Safer, Harmon & Co. as our principal accountants to audit our financial statements. In addition, the current report disclosed that effective February 26, 2003, we engaged the accounting firm of HJ & Associates, LLC as our new independent accountants to audit our financial statements for the fiscal year ending December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief financial officer of the Registrant.


                                         MOTOR CARS AUTO GROUP INCORPORATED


Dated: August 13, 2003                   By: /s/ Michelle Mathis
                                             -------------------------------
                                             Michelle Mathis
                                             Principal Executive Officer and
                                             Principal Financial Officer