Form 10QSB
period 2003-06-30
MOTORCARS AUTO GROUP INC
filed 2004-03-26
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number: 0-24681
                        -------

                       MOTOR CARS AUTO GROUP INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                              65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

2000 Towerside Terrance, Suite 905, Miami Florida                   33138
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (305) 981-4105
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and has been subject to such filing requirements for the past 90 days.

Yes [ ]                            No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, 12,523,629 shares of $.0001 par value common stock were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                                  June 30,
                                                                                    2003
                                                                                 -----------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                          $    1,323
   Inventories                                                                      528,988
   Notes receivable, current                                                         40,251
                                                                                 ----------

         Total Current Assets                                                       570,562
                                                                                 ----------

PROPERTY AND EQUIPMENT, NET                                                          18,593
                                                                                 ----------

OTHER ASSETS

   Notes receivable, net of current portion                                           7,300
                                                                                 ----------

         Total Other Assets                                                           7,300
                                                                                 ----------

         Total Assets                                                            $  596,455
                                                                                 ==========
























              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                                    June 30,
                                                                                      2003
                                                                                 -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                          $    334,612
   Due to shareholders                                                                 612,672
   Floor plan payable                                                                  277,503
   Capital lease obligation                                                            194,825
   Customer deposits                                                                   150,000
                                                                                 -------------

         Total Current Liabilities                                                   1,569,612
                                                                                 -------------



COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; $.0001 par value 10,000,000 shares
     authorized zero issued and outstanding                                                 --
   Common stock Series A; $.0001 par value,
    80,000,000 shares authorized; 12,523,629 issued
    and outstanding                                                                      1,252
   Common stock, Series B; $.0001 par value,
    2,000,000 shares authorized; zero issued and
    outstanding                                                                             --
   Additional paid-in capital                                                        9,495,348
   Accumulated deficit                                                             (10,469,757)
                                                                                 -------------

         Total Stockholders' Equity (Deficit)                                         (973,157)
                                                                                 -------------

         Total Liabilities and Stockholders' Equity (Deficit)                     $    596,455
                                                                                 =============


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                            For the Three Months Ended      For the Six Months Ended
                                                                     June 30,                       June 30,
                                                           ----------------------------    --------------------------
                                                               2003            2002            2003          2002
                                                           ------------    ------------    -----------    -----------
                                                                            (Restated)                     (Restated)
SALES                                                      $     86,700    $ 14,707,888  $  1,986,794    $ 26,369,328
COST OF SALES                                                    86,500      14,076,968     2,147,336      25,319,976
                                                           ------------    ------------  ------------    ------------
     Gross Profit                                                   200         630,920      (160,542)      1,049,352
                                                           ------------    ------------  ------------    ------------
Finance, Insurance, Warranty and Other Income, net                  922          37,585        22,324         194,190
                                                           ------------    ------------  ------------    ------------

INCOME (LOSS) BEFORE OPERATING
     EXPENSES                                                     1,122         668,505      (138,218)      1,243,542
                                                           ------------    ------------  ------------    ------------

OPERATING EXPENSES                                              371,025       2,561,701       932,814       4,888,217
                                                           ------------    ------------  ------------    ------------

OPERATING LOSS BEFORE OTHER EXPENSES,
     AND INCOME TAXES                                          (369,903)     (1,893,196)   (1,071,032)     (3,644,675)
                                                           ------------    ------------  ------------    ------------

OTHER EXPENSES

     Interest expense                                            (7,726)        (35,074)      (41,583)        (65,990)
     Loss on disposition of fixed assets                             --              --      (309,340)             --
                                                           ------------    ------------  ------------    ------------

           Total Other Expenses                                  (7,726)        (35,074)     (350,923)        (65,990)
                                                           ------------    ------------  ------------    ------------

LOSS BEFORE INCOME TAXES                                       (377,628)     (1,928,270)   (1,421,955)     (3,710,665)
                                                           ------------    ------------  ------------    ------------

INCOME TAX EXPENSE                                                   --              --            --             --
                                                            ------------    ------------  ------------    ------------

NET LOSS                                                   $   (377,629)   $ (1,928,270)   (1,421,955)     (3,710,665)
                                                           ============    ============  ============    ============

BASIC LOSS PER SHARE                                       $      (0.03)   $      (0.15)        (0.11)          (0.31)
                                                           ============    ============  ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       12,523,629      11,551,393    12,523,629      11,899,919
                                                           ============    ============  ============    ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Changes in Stockholders' Equity (Deficit)



                                                                                                       Total
                                         Common Stock - Class A      Additional                     Stockholders'
                                       --------------------------     Paid-In       Accumulated        Equity
                                         Shares         Amount        Capital         Deficit         (Deficit)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2001              10,482,822   $      1,049   $  3,411,659    $ (1,148,133)   $  2,264,575

Recapitalization                           625,000             62        962,438              --         962,500

Fair value of warrants issued in
 conjunction with reverse merger                --             --        142,539              --         142,539

Purchase of C&K Auto                       750,000             75      2,879,925              --       2,880,000

Common stock issued for services           345,000             34      1,143,807              --       1,143,841

Warrants issued as additional
 consideration for note payable                 --             --         57,012              --          57,012

Common stock issued for cash               520,000             52      1,299,948              --       1,300,000

Stock offerings costs                           --             --       (201,500)             --        (201,500)

Common stock issued as a
 settlement                                550,807             55            (55)             --              --

Repurchase of shares for sale of
 C&K Auto                                 (750,000)           (75)      (277,425)             --        (277,500)

Contribution of salary by officer               --             --         77,000              --          77,000

Net loss for the year ended
 December 31, 2002                              --             --             --      (7,899,669)     (7,899,669)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2002              12,523,629          1,252      9,495,348      (9,047,802)        448,798

Net loss for the six months ended
 June 30, 2003 (unaudited)                      --             --             --      (1,421,955)     (1,421,955)
                                       -----------   ------------   ------------    ------------    ------------
Balance, June 30, 2003
 (unaudited)                            12,523,629   $      1,252   $  9,495,348    $(10,469,757)   $   (973,157)
                                       ===========   ============   ============    ============    ============

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Six Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                       2003            2002
                                                                    -----------    ------------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $(1,421,955)   $(1,782,395)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                        11,501         32,372
     Bad debts expense                                                   127,319             --
     Loss on disposition of fixed assets                                 288,373             --
     Common stock issued for services                                         --      1,670,139
     Amortization of discount on note payable                             19,681             --
Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable                                                  81,114     (1,063,945)
     Inventories                                                         979,557       (644,430)
     Prepaid expenses                                                     34,563        (37,749)
     Other assets                                                        258,614       (373,879)
   Increase (decrease) in:
     Accounts payable and accrued expenses                              (248,220)     1,244,906
     Customer deposits                                                   (81,505)      (145,475)
                                                                     -----------    -----------
Net Cash Provided by (Used In) Operating Activities                       49,042     (1,100,456)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments from notes receivable                                         16,815             --
   Purchase of property and equipment                                         --        (33,940)
   Advances to related parties                                              (892)      (130,102)
   Repayments of advances from related parties                           214,262             --
                                                                     -----------    -----------
Net Cash Provided by (Used in) Investing Activities                      230,185       (164,042)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable - related party                            612,672             --
   Payments on note payable - related party                              (37,000)            --
   Net repayment of floor plan payable                                  (711,065)        13,220
   Proceeds from notes payable                                                --         27,640
   Payments on notes payable                                            (250,000)       (85,000)
   Proceeds from issuance of common stock                                     --      2,173,523
                                                                     -----------    -----------

Net Cash (Used in) Provided by Financing Activities                     (385,393)     2,129,383
                                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH                                         (106,166)       864,885

CASH - BEGINNING OF PERIOD                                               107,489         36,562
                                                                     -----------    -----------

CASH - END OF PERIOD                                                 $     1,323    $   901,447
                                                                     ===========    ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       For the Six Months Ended
                                                                                June 30,
                                                                --------------------------------------
                                                                        2003                 2002
                                                                ------------------    ----------------
                                                                                         (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                $                -    $                -
   Cash paid for interest                                    $           41,583    $           42,448

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                          $                -    $        1,670,139






































              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                      June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

         The statement of operations for the six months ended June 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 17 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased the net loss for the six months ended June 30, 2002 from $2,041,458 to $3,710,665 for an increase of $1,669,207 with an increase in the loss per share from $0.17 to $0.31.

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

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                     June 30, 2003 and December 31, 2002



NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $10,469,757 at June 30, 2003, and has limited internal financial resources. Additionally, the Company ceased operations at March 31, 2003. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial information does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management's plans for the Company's continuing operations are as follows:

         The Board of Directors of Motorcars Auto Group, Inc. is currently seeking equity financing to develop a wholesale exotic highline car business. The Company also plans to seek a merger with an existing operating company. The CEO of the Company and its majority shareholder, The Vantage Group Ltd., have committed to cover the expenses of the Company.

NOTE 4 - PAYABLE TO SHAREHOLDER

         During the six months ended June 30, 2003, an officer of the company paid the remaining balance on a note payable as well as other expenses and liabilities of the Company for total payments of $685,284. The Company now owes this officer $471,022. This advance is unsecured, due on demand and non-interest bearing. During the six months ended June 30, 2003, a shareholder advanced $141,650 to the Company. This advance is unsecured, due on demand and non-interest bearing.

NOTE 5 - VEHICLE

         During April 2003, the company received the vehicle for which it had paid a $225,000 deposit and for which a customer had paid the company $150,000 in advance to buy the vehicle. Because of the delay in delivery of the vehicle from the factory, the customer no longer wants to purchase the vehicle. The parties have agreed that the vehicle will be sold and the customer deposit will be repaid from the proceeds.

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

         During the three month period ended March 31, 2003, we down sized our day to day operations substantially, in order to reduce overhead and expenses. Subsequent to the three month period ended March 31, 2003, we closed our facilities in Delray and suspended our operations. We intend to develop a highline wholesale automobile operation or seek an acquisition or merger candidate within the automotive industry. Our development of a wholesale automobile operation or any future acquisition is dependent on third party financing. Certain affiliates of the Company have provided us with limited working capital. We require additional working capital.

Results of Operations

         As disclosed above, we have suspended the majority of our business operations and are currently developing a strategy for our future operations. We are currently developing a highline wholesale automobile operation. In addition, we are seeking an acquisition or merger candidate within the automotive industry.

         The statement of operations for the six months ended June 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 17 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased the net loss for the six months ended June 30, 2002 from $2,041,458 to $3,710,665 for an increase of $1,669,207 with an increase in the loss per share from $0.17 to $0.31.

Three Months Ended June 30, 2003 as Compared to the Three Months Ended June 30, 2002

         Total sales for the three months ended June 30, 2003, were $86,700 a decrease of $14,621,188 or approximately 99% compared to total sales of $14,707,888 for the three months ended June 30, 2002. The decrease in sales is directly attributable to the winding down and eventual suspension of our operations.

         Cost of sales decreased from $14,076,968 for the three months ended June 30, 2002 to $86,500 for the three months ended June 30, 2003, a decrease of $14,621,388 or approximately 99%. The decrease is directly attributable to the winding down and eventual suspension of our operations.

         Due to the decrease in sales, the gross profit decreased to $200 for the three months ended June 30, 2003 from $630,920 for the three months ended

June 30, 2002, a decrease of $630,720. The decrease is directly attributable to the winding down and eventual suspension of our operations. Management anticipates that our company will continue to operate at a loss until we can establish our whole sale automobile operations or acquire an operating entity.

         Income generated from finance, insurance, warranty and other income decreased from $37,585 for the three months ended June 30, 2002 to $922 for the three months ended June 30, 2003, a decrease of $36,663.

         Operating expenses decreased from $2,561,701 for the three months ended June 30, 2002 to $371,025 for the three months ended June 30, 2003, a decrease of $2,190,676 or approximately 86%. The decrease is directly attributable to the winding down and eventual suspension of our operations. Also, a substantial portion of our operating expenses during the three months ended June 30, 2002 was attributable to certain non-recurring expenses incurred during 2002 in connection with our reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses.

Six Months Ended June 30, 2003 as Compared to the Six Months Ended June 30, 2002

         Total sales for the six months ended June 30, 2003, were $1,986,794 a decrease of $24,382,534 or approximately 92% compared to total sales of $26,369,328 for the six months ended June 30, 2002. The decrease in sales is directly attributable to the winding down and eventual suspension of our operations.

         Cost of sales decreased from $25,319,976 for the six months ended June 30, 2002 to $2,147,336 for the six months ended June 30, 2003, a decrease of $23,172,640 or approximately 92%. The decrease is directly attributable to the winding down and eventual suspension of our operations.

         Due to the decrease in sales, the gross profit (loss) decreased to $(160,542) for the six months ended June 30, 2003 from $1,049,352 for the six months ended June 30, 2002, a decrease of $1,209,894. The decrease is directly attributable to the winding down and eventual suspension of our operations. Management anticipates that our company will continue to operate at a loss until we can establish our whole sale automobile operations or acquire an operating entity.

         Income generated from finance, insurance, warranty and other income decreased from $194,190 for the six months ended June 30, 2002 to $22,324 for the six months ended June 30, 2003, a decrease of $171,866.

         Operating expenses decreased from $4,888,217 for the six months ended June 30, 2002 to $932,814 for the six months ended June 30, 2003, a decrease of $3,955,403 or approximately 81%. The decrease is directly attributable to the winding down and eventual suspension of our operations. Also, a substantial potion of our operating expenses during the six months ended June 30, 2002 was attributable to certain non-recurring expenses incurred during 2002 in connection with our reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses.

Liquidity and Capital Resources

         At June 30, 2003, we had total stockholders' equity (deficit) of $(973,157). At December 31, 2002, we had total stockholders' equity of $448,798. In addition, our working capital (deficit) at June 30, 2003 was $(999,050). At December 31, 2002 our working capital was $(26,159), as compared to $1,803,667 at December 31, 2001. The significant decreases in stockholders equity and working capital was a result of the significant operating losses during the year ended December 31, 2002 and suspension of our operations at June 30, 2003.

         Net loss for the six months ended June 30, 2003 was $1,421,955 as compared to a net loss of $3,710,655 for the six months ended June 30, 2002.

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

         We have incurred losses which have resulted in an accumulated deficit of $9,047,802 at December 31, 2002 and $10,469,757 at June 30, 2003. We
currently have limited internal financial resources. Additionally, we essentially shut down operations at April 1, 2003. These factors combined raise substantial doubt about our ability to continue as a going concern.

         Our management down-sized day-to-day operations substantially during the three month period ending March 31, 2003 in efforts to reduce overhead and expenses. As of April 23, 2003, we suspended all of our automotive operations. Our management and our majority shareholder are currently seeking equity funding. There are no assurances that we will receive any funding. Funding is required to implement our wholesale exotic highline car business as well as provide for acquisitions. To date, our chairman, Barry Tenzer, has provided funds in the form of a loan for working capital needs of approximately $900,000. During the six months ended June 30, 2003, The Vantage Group advanced $141,650 to the Company. This advance is unsecured, due on demand and non-interest bearing. Subsequent to June 30, 2003, we have received additional advances from The Vantage Group, Ltd., our majority shareholder in the aggregate amount of approximately $280,000.

         Accounts receivable decreased from $122,494 at December 31, 2003 to $(0) at June 30, 2003. The decrease was due to the suspension of our operations.

         Inventories decreased from $1,508,545 at December 31, 2002 to $528,988 at June 30, 2003, a decrease of $979,577. This decrease was due to a reduction of working capital and the general winding down of our operations.

         Due from related parties (officers) decreased from $279,070 at December 31, 2002 to $40,251 at June 30, 2003. The decrease is primarily due to the reduction of funds due from officers of Motorcars of South Florida (Barry Tenzer). These advances were made prior to Motorcars of South Florida being acquired by our public holding company. During the six month period ended June 30, 2003, Barry Tenzer paid the remaining balance on a note payable as well as other expenses and liabilities of the Company for total payments of $685,284. At June 30, 2003 the Company owes Mr. Tenzer $471,022. This advance is unsecured, due on demand and non-interest bearing. The amounts due from related parties (officers) are from loans made to David Jacoby, our former Principal Financial Officer, which were made prior to Motorcars of South Florida being acquired by our public holding company.

         Deposits decreased from $258,614 at December 31, 2002 to $150,000 at June 30, 2003, a decrease of $108,614. Deposits consisted of the advance paid by a customer for a Saleen automobile. Subsequent to June 30, 2003, we received the Saleen for which we had paid a $225,000 deposit and for which a customer had paid us $150,000 in advance to buy the vehicle. Because of the delay in delivery of the vehicle from the factory, the customer no longer wants to purchase the vehicle. We have agreed that the vehicle will be sold and the customer's deposit will be repaid from the proceeds.

         Accounts payable and accrued expenses decreased from $582,833 at December 31, 2002 to $334,612 at June 30, 2003, a decrease of $248,221 or 42.6%.
The majority of accounts payable include legal fees, accounting fees and capital lease payments.

         Amounts due under the revolving floor plan decreased from $988,568 at December 31, 2002 to $277,503 at June 30, 2003, a decrease of $711,065, due to the closing of our Delray facility and lack of inventory. A portion of the remaining amounts due will be paid from existing inventory. Mr. Tenzer has also personally guaranteed the floor plan.

Subsequent Events

         On December 4, 2003 the Company issued The Vantage Group 10,000,000 shares of restricted common stock in consideration of The Vantage Group's forgiveness of $300,000 advanced to our Company. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a restrictive legend.

         On January 4, 2004, the Company issued Barry Tenzer warrants to purchase 10,000,000 shares of restricted common stock of the Company, exercisable at $.002 per share. The warrants are exercisable for a period of 2 years. The warrants were issued in consideration of Mr. Tenzer forgiving advances he made to the Company. In addition, the Company has transferred titles to all remaining automobiles in its inventory to Mr. Tenzer (including the Saleen) and Mr. Tenzer has agreed to (1) have Ocean Bank release the Company from any and all obligations under its floor plan and (2) repay the deposit made by an investor on the Saleen. The warrants were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The warrants contain a restrictive legend.

         In addition, on January 4, 2004, the Company issued The Vantage Group 25,000,000 shares of common stock in consideration of $125,000. The Company also agreed to provide The Vantage Group with piggyback registration rights on the shares. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The shares contain a restrictive legend.

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

         There has been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 3, 2002, CGF Securities, LLC filed a complaint in the Circuit Court in and for Palm Beach County, Florida to demand the filing of a registration statement covering certain shares of our restricted common stock which were issued to certain accredited investors under a private placement conducted by Associated Automotive Group, Inc. ("AAG") in which CGF Securities served as placement agent. Certain affiliates of CGF Securities also purchased shares of our common stock under the private placement. As a successor to AAG, pursuant to the terms of the private placement we were obligated to file a registration statement covering the shares issued in the private placement. We included these shares in a registration statement filed with the SEC. We also agreed to issue the investors of CGF Securities an aggregate of 550,807 shares of our common stock and an undetermined additional number of shares to settle the complaint and agreed to use our best efforts to complete the registration statement. The 550,807 shares were also included in the registration statement. The registration statement has been abandoned by the Company. On June 5, 2003, CGF Securities filed a new complaint in the Circuit Court in and for Palm Beach County, Florida realleging its initial complaint filed on July 3, 2002, contending that our company breached our agreement with CGF Securities by failing to diligently pursue the effectiveness of the registration statement. CGF Securities also included Barry Tenzer, David Jacoby and Lyle Hauser as defendants to this action. Lyle Hauser is the principal of The Vantage Group Ltd. (our majority shareholder). CGF Securities is alleging that it has suffered damages in the amount of $1,371,509 plus additional losses and attorneys' fees. As of the date of this report, we cannot opine to the outcome of this matter.

         On July 22, 2002, a Schedule 13D was filed by Del Rey Beach Properties, LLC relating to the beneficial ownership of certain shares of common stock of our company held by Barry Tenzer, our chief executive officer. Del Rey Beach Properties, LLC filed a Schedule 13D pursuant to a claim that it has exercised an option to purchase certain shares of common stock held by Mr. Tenzer. Mr. Tenzer challenged the validity of the claim and subsequently sold the shares in question to The Vantage Group Ltd. (an unrelated third party at the date of the transaction). The action was dismissed without prejudice by the United States District Court for the Southern District of Florida of Miami Dade County. Del Rey Beach Properties, LLC has amended and refiled their complaint. Mr. Tenzer responded to the amended complaint and submitted a motion to dismiss. On July 14, 2003, the parties executed a Settlement Agreement and Mutual General Release under which Mr. Tenzer and The Vantage Group Ltd. agreed to pay Del Rey Beach Properties, LLC $80,000. In consideration for the $80,000, Del Rey Beach Properties, LLC and its affiliates agreed to transfer 1,077,704 shares of the Company's common stock owned by Del Rey Beach Properties, LLC and its affiliates to the Company. The shares, which constitute the entire interest that Del Rey Beach Properties, LLC and its affiliates hold in the Company, were returned to the Company's treasury. Furthermore, all parties agreed to dismiss all actions and claims against each other and all other related parties.

         During 2002 we signed two contracts with South Florida movie theaters for screen advertising. We had a accrued balance of $23,520 as of December 31, 2002. We began negotiating a settlement for these contracts, but no settlement was reached. To date, we have not been served with any legal action in connection with our failure to pay the advertising fee.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information

NASDAQ Delisting

         On May 23, 2003, our securities were delisted from the Nasdaq SmallCap due to our failure to comply with Nasdaq's continued listing requirements.

Changes on Board of Directors and Executive Officers.

         In April 2003, effective August 2003 Barry Tenzer agreed to step down as our Chief Executive Officer. He has continued to serve as Chairman of our Board of Directors. Michelle Mathis, a director of our company, replaced Mr. Tenzer and served as our Interim Chief Executive Officer through early March 2004. In addition, in April 2003, effective August 2003, David Jacoby agreed to resign as our vice president and Principal Financial Officer. Mr. Jacoby has also resigned from our Board of Directors. Mr. Jacoby has agreed to remain with our company as a consultant through March 2004 in consideration for forgiveness of his debt to our Company. Ms. Mathis replaced Mr. Jacoby as Interim Principal Financial Officer and served as our Interim Principal Financial Officer through early March 2004. Effective early March 2004, Mr. Tenzer replaced Michelle Mathis as Chief Executive Officer and Principal Financial Officer. Ms. Mathis also resigned from our Board of Directors, effective early March 2004.

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

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer and the chief financial officer of the Registrant.


                                            MOTOR CARS AUTO GROUP INCORPORATED


Dated: March 17, 2004                       By: /s/ Barry Tenzer
                                               -------------------------------
                                               Barry Tenzer
                                               Principal Executive Officer and
                                               Principal Financial Officer