Form 10QSB
period 2003-09-30
MOTORCARS AUTO GROUP INC
filed 2004-05-07
CIK 1059024

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003.

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number: 0-24681


                       MOTOR CARS AUTO GROUP INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                              65-0816177
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

2000 Towerside Terrace, Suite 905, Miami Florida                    33138
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

Yes  [ ]         No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003, 12,523,629 shares of $.0001 par value common stock were outstanding.

                                                INDEX

                                                                                                Page
                                                                                                ----
PART I.  Financial Information.                                                                  3
-------  ---------------------

ITEM 1.  Financial Statements (Unaudited).                                                       3

         Consolidated Balance Sheet                                                              3

         Consolidated Statements of Operations                                                   5

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)                    6

         Consolidated Statements of Cash Flows                                                   7

         Notes to Consolidated Financial Statements                                              9

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                                  11

ITEM 3.  Controls and Procedures.                                                                14


PART II. Other Information.                                                                      15
-------  -----------------

Item 1.  Legal Proceedings                                                                       15

Item 2.  Changes in Securities and Use of Proceeds                                               16

Item 3.  Defaults Upon Senior Securities                                                         16

Item 4.  Submission of Matters to a Vote of Securities Holders                                   16

Item 5.  Other Information                                                                       16

Item 6.  Exhibits and Reports on Form 8-K                                                        16

Signature                                                                                        17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                                September 30,
                                                                                    2003
                                                                                ------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                          $       37
   Inventories                                                                      528,988
   Notes receivable, current                                                         10,840
                                                                                 ----------

         Total Current Assets                                                       539,865
                                                                                 ----------

PROPERTY AND EQUIPMENT, NET                                                          17,406
                                                                                 ----------

OTHER ASSETS

   Notes receivable, net of current portion                                           7,632
                                                                                 ----------

         Total Other Assets                                                           7,632
                                                                                 ----------

         Total Assets                                                            $  564,903
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

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                                  September 30,
                                                                                      2003
                                                                                 -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES

   Accounts payable and accrued expenses                                          $    334,612
   Due to shareholders                                                                 698,773
   Floor plan payable                                                                  248,500
   Capital lease obligation                                                            194,824
   Customer deposits                                                                   150,000
                                                                                 -------------

         Total Current Liabilities                                                   1,626,709
                                                                                 -------------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; $.0001 par value 10,000,000 shares
     authorized zero issued and outstanding                                                 --
   Common stock Series A; $.0001 par value,
    80,000,000 shares authorized; 12,523,629 issued
    and outstanding                                                                      1,252
   Common stock, Series B; $.0001 par value,
    2,000,000 shares authorized; zero issued and
    outstanding                                                                             --
   Additional paid-in capital                                                        9,495,348
   Accumulated deficit prior to the development stage                              (10,469,757)
   Accumulated deficit during the development stage                                    (88,649)
                                                                                 -------------

         Total Stockholders' Equity (Deficit)                                       (1,061,806)
                                                                                 -------------

         Total Liabilities and Stockholders' Equity (Deficit)                     $    564,903
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

                                          MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 Consolidated Statements of Operations
                                                              (Unaudited)



                                                                                                       From Inception of
                                                                                                        the Development
                                                                                                              Stage
                                           For the Three Months Ended     For the Nine Months Ended     on July 1, 2003
                                                  September 30,                 September 30,                through
                                          ----------------------------    --------------------------      September 30,
                                              2003            2002            2003          2002              2003
                                          ------------    ------------    -----------    -----------   -----------------
                                                           (Restated)                     (Restated)
SALES                                     $      1,306    $  9,913,853   $  1,988,100     36,283,181       $     1,306
COST OF SALES                                       --       9,460,529      2,147,336     34,780,505                --
                                          ------------    ------------    -----------    -----------       -----------
     Gross Profit (Loss)                         1,306         453,324       (159,236)     1,502,676             1,306
                                          ------------    ------------    -----------    -----------       -----------
Finance, Insurance, Warranty
 and Other Income, net                             575          34,630         22,899        228,820               575
                                          ------------    ------------    -----------    -----------       -----------

INCOME (LOSS) BEFORE OPERATING
     EXPENSES                                    1,881         487,954       (136,337)     1,731,496             1,881
                                          ------------    ------------    -----------    -----------       -----------

OPERATING EXPENSES                              85,358       1,208,268      1,018,172      6,096,485            85,358
                                          ------------    ------------    -----------    -----------       -----------

OPERATING LOSS BEFORE OTHER EXPENSES,
     AND INCOME TAXES                          (83,477)       (720,314)    (1,154,509)    (4,364,989)          (83,477)
                                          ------------    ------------    -----------    -----------       -----------

OTHER EXPENSES

     Interest expense                           (5,172)        (39,851)       (46,755)      (105,841)           (5,172)
     Loss on disposition of fixed assets            --              --       (309,340)            --                --
                                          ------------    ------------    -----------    -----------       -----------

           Total Other Expenses                 (5,172)        (39,831)      (356,095)      (105,841)           (5,172)
                                          ------------    ------------    -----------    -----------       -----------

LOSS BEFORE INCOME TAXES                       (88,649)       (760,165)    (1,510,604)    (4,470,830)          (88,649)
                                          ------------    ------------    -----------    -----------       -----------

INCOME TAX EXPENSE                                  --              --            --             --                 --
                                          ------------    ------------    -----------    -----------       -----------

NET LOSS                                  $    (88,649)   $   (760,165)    (1,510,604)    (4,470,830)      $   (88,649)
                                          ============    ============    ===========    ===========       -----------

BASIC LOSS PER SHARE                      $      (0.01)   $      (0.07)         (0.12)         (0.35)
                                          ============    ============    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      12,523,629      11,392,822     12,523,629     12,722,822
                                          ============    ============    ===========    ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Statements of Changes in Stockholders' Equity (Deficit)



                                                                                                       Total
                                         Common Stock - Class A      Additional                     Stockholders'
                                       --------------------------     Paid-In       Accumulated        Equity
                                         Shares         Amount        Capital         Deficit         (Deficit)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2001              10,482,822   $      1,049   $  3,411,659    $ (1,148,133)   $  2,264,575

Recapitalization                           625,000             62        962,438              --         962,500

Fair value of warrants issued in
 conjunction with reverse merger                --             --        142,539              --         142,539

Purchase of C&K Auto                       750,000             75      2,879,925              --       2,880,000

Common stock issued for services           345,000             34      1,143,807              --       1,143,841

Warrants issued as additional
 consideration for note payable                 --             --         57,012              --          57,012

Common stock issued for cash               520,000             52      1,299,948              --       1,300,000

Stock offerings costs                           --             --       (201,500)             --        (201,500)

Common stock issued as a
 settlement                                550,807             55            (55)             --              --

Repurchase of shares for sale of
 C&K Auto                                 (750,000)           (75)      (277,425)             --        (277,500)

Contribution of salary by officer               --             --         77,000              --          77,000

Net loss for the year ended
 December 31, 2002                              --             --             --      (7,899,669)     (7,899,669)
                                       -----------   ------------   ------------    ------------    ------------
Balance, December 31, 2002              12,523,629          1,252      9,495,348      (9,047,802)        448,798

Net loss for the nine months ended
 September 30, 2003 (unaudited)                 --             --             --      (1,510,604)     (1,510,604)
                                       -----------   ------------   ------------    ------------    ------------
Balance, September 30, 2003
 (unaudited)                            12,523,629   $      1,252   $  9,495,348    $(10,558,406)   $ (1,061,806)
                                       ===========   ============   ============    ============    ============

Accumulated deficit incurred prior
  to the development stage                                                          $(10,469,757)
Accumulated deficit incurred during
  the development stage                                                                  (88,649)
                                                                                    ------------
Total accumulated deficit                                                           $(10,558,406)
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

                             MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                                                       From Inception of
                                                                                        the Development
                                                                                             Stage
                                                          For the Nine Months Ended     on July 1, 2003
                                                                 September 30,              through
                                                          ---------------------------   September 30,
                                                             2003            2002            2003
                                                          -----------    ------------  -----------------
                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $(1,510,604)   $(1,782,395)   $   (88,649)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                              12,688         32,372          1,187
     Bad debts expense                                         127,319             --             --
     Loss on disposition of fixed assets                       288,373             --             --
     Common stock issued for services                               --      1,670,139             --
     Amortization of discount on note payable                   19,681             --             --
Changes in assets and liabilities:
     Decrease (increase) in:
     Accounts receivable                                        81,114     (1,063,945)            --
     Inventories                                               979,557       (644,430)            --
     Prepaid expenses                                           34,563        (37,749)            --
     Other assets                                              258,614       (373,879)            --
   Increase (decrease) in:
     Accounts payable and accrued expenses                    (248,220)     1,244,906             --
     Customer deposits                                         (81,505)      (145,475)            --
                                                           -----------    -----------    -----------
Net Cash (Used In) Operating Activities                        (38,420)    (1,100,456)       (87,462)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments from notes receivable                               45,894             --         29,079
   Purchase of property and equipment                               --        (33,940)            --
   Advances to related parties                                    (892)      (130,102)            --
   Repayments of advances from related parties                 214,262             --             --
                                                           -----------    -----------    -----------


Net Cash Provided by Used in Investing Activities              259,264       (164,042)        29,079
                                                           -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable - related party                  713,773             --        101,101
   Payments on note payable - related party                    (52,000)            --        (15,000)
   Net repayment of floor plan payable                        (740,069)        13,220        (29,004)
   Proceeds from notes payable                                      --         27,640             --
   Payments on notes payable                                  (250,000)       (85,000)            --
   Proceeds from issuance of common stock                           --      2,173,523             --
                                                           ------------   -----------    -----------

Net Cash (Used in) Provided by Financing Activities            (328,296)    2,129,383         57,097
                                                           ------------   -----------    -----------

NET (DECREASE) INCREASE IN CASH                                (107,452)      864,885         (1,286)

CASH - BEGINNING OF PERIOD                                      107,489        36,562          1,323
                                                           ------------   -----------    -----------

CASH - END OF PERIOD                                       $         37   $   901,447    $        37
                                                           ============   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      From Inception of
                                                                                        the Development
                                                                                             Stage
                                                       For the Nine Months Ended       on July 1, 2003
                                                             September 30,                  through
                                                      ---------------------------       September 30,
                                                          2003           2002               2003
                                                      ------------    -----------     -----------------
                                                                      (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                         $          -    $         -        $
   Cash paid for interest                             $     46,755    $    42,448        $     5,172

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for services                   $          -    $ 1,670,139        $





































              The accompanying notes are an integral part of these
                       consolidated financial statements.

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                   September 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

         The statement of operations for the nine months ended September 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 17 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased the net loss for the nine months ended September 30, 2002 from $2,801,623 to $4,470,830 for an increase of $1,669,207 with an increase in the loss per share from $0.23 to $0.35.

         Because the Company suspended operations in April 2003, the Company entered the development stage effective July 1, 2003. The focus of the Company is now primarily raising capital and re-establishing a business plan.

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

               MOTORCARS AUTO GROUP INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                     September 30, 2003 and December 31, 2002



NOTE 3 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $10,558,405 at September 30, 2003, and has limited internal financial resources. Additionally, the Company ceased operations at March 31, 2003. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial information does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management's plans for the Company's continuing operations are as follows:

         The Board of Directors of Motorcars Auto Group, Inc. is currently seeking equity financing to develop a wholesale exotic highline car business. The Company also plans to seek a merger with an existing operating company. The CEO of the Company and its majority shareholder, The Vantage Group Ltd., have committed to cover the expenses of the Company.

NOTE 4 - PAYABLE TO SHAREHOLDER

         During the nine months ended September 30, 2003, an officer of the company paid the remaining balance on a note payable as well as other expenses and liabilities of the Company for total payments of $768,210. The Company now owes this officer $553,948. This advance is unsecured, due on demand and non-interest bearing. During the nine months ended September 30, 2003, a shareholder advanced $144,825 to the Company. This advance is unsecured, due on demand and non-interest bearing.

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

NOTE 6 - SUBSEQUENT EVENT

         On December 23, 2003, the Company issued 10,000,000 shares of common stock to a shareholder for forgiveness of $300,000 of advances made to the Company.

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

         The statement of operations for the three and nine months ended September 30, 2002, has been restated to give effect to the prior period adjustments disclosed in Note 17 to the December 31, 2002 financial statements included in the Company's 10-KSB filing. The net effect of those prior period adjustments increased the net loss for the nine months ended September 30, 2002 from $2,801,623 to $4,470,830 for an increase of $1,669,207 with an increase in the loss per share from $0.23 to $0.35.

Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002

         Total sales for the three months ended September 30, 2003, were $1,306 a decrease of $9,912,547 or approximately 99% compared to total sales of $9,913,853 for the three months ended September 30, 2002. The decrease in sales is directly attributable to the suspension of our operations.

         Cost of sales decreased from $9,460,529 for the three months ended September 30, 2002 to $ -0- for the three months ended September 30, 2003, a decrease of $9,460,529 or 100%. The decrease is directly attributable to the suspension of our operations.

         Due to the suspension of our operations, the gross profit decreased to $1,306 for the three months ended September 30, 2003 from $453,324 for the three months ended September 30, 2002, a decrease of $452,018. The decrease is directly attributable to the suspension of our operations. Management anticipates that our company will continue to operate at a loss until we can establish our whole sale automobile operations or acquire an operating entity.

         Income generated from finance, insurance, warranty and other income decreased from $34,630 for the three months ended September 30, 2002 to $575 for the three months ended September 30, 2003, a decrease of $34,055.

         Operating expenses decreased from $1,208,268 for the three months ended September 30, 2002 to $85,358 for the three months ended September 30, 2003, a decrease of $1,122,910 or approximately 93%. The decrease is directly attributable to the suspension of our operations.

Nine Months Ended September 30, 2003 as Compared to the Nine Months ended September 30, 2002

         Total sales for the nine months ended September 30, 2003, were $1,988,100 a decrease of $34,295,081 or approximately 95% compared to total sales of $36,283,181 for the nine months ended September 30, 2002. The decrease in sales is directly attributable to the winding down and eventual suspension of our operations.

         Cost of sales decreased from $34,780,505 for the nine months ended September 30, 2002 to $2,147,336 for the nine months ended September 30, 2003, a decrease of $32,633,169 or approximately 94%. The decrease is directly attributable to the winding down and eventual suspension of our operations.

         Due to the decrease in sales, the gross profit (loss) decreased to $(159,236) for the nine months ended September 30, 2003 from $1,502,676 for the nine months ended September 30, 2002, a decrease of $1,661,912. The decrease is directly attributable to the winding down and eventual suspension of our operations. Management anticipates that our company will continue to operate at a loss until we can establish our whole sale automobile operations or acquire an operating entity.

         Income generated from finance, insurance, warranty and other income decreased from $228,820 for the nine months ended September 30, 2002 to $22,899 for the nine months ended September 30, 2003, a decrease of $205,921.

         Operating expenses decreased from $6,096,485 for the nine months ended September 30, 2002 to $1,018,172 for the nine months ended September 30, 2003, a decrease of $5,078,313 or approximately 83%. The decrease is directly attributable to the winding down and eventual suspension of our operations. Also, a substantial potion of our operating expenses during the nine months ended September 30, 2002 was attributable to certain non-recurring expenses incurred during 2002 in connection with our reorganization, as well as the expenses associated with potential acquisitions that were not consummated. These expenses include legal, audit and consulting fees, as well as other related expenses.

Liquidity and Capital Resources

         At September 30, 2003, we had total stockholders' deficit of $1,061,805 and an accumulated deficit of $10,558,406. At December 31, 2002, we had total stockholders' equity of $448,798. In addition, our working capital (deficit) at September 30, 2003 was $(1,086,843). At December 31, 2002 our working capital was $(26,159), as compared to $1,803,667 at December 31, 2001. The significant decreases in stockholders equity and working capital was a result of the significant operating losses during the year ended December 31, 2002 and suspension of our operations during the nine months ended September 30, 2003.

         Net loss for the nine months ended September 30, 2003 was $1,510,603 as compared to a net loss of $4,470,830 for the nine months ended September 30, 2002. We currently have limited internal financial resources. Additionally, we essentially shut down operations at April 1, 2003. These factors combined raise substantial doubt about our ability to continue as a going concern.

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

         Our management down-sized day-to-day operations substantially during the three month period ending March 31, 2003 in efforts to reduce overhead and expenses. As of April 23, 2003, we suspended all of our automotive operations. Our management and our majority shareholder are currently seeking equity funding. There are no assurances that we will receive any funding. Funding is required to implement our wholesale exotic highline car business as well as provide for acquisitions. To date, our chairman, Barry Tenzer, has provided funds in the form of a loan for working capital needs of approximately $900,000. During the nine months ended September 30, 2003, The Vantage Group, Ltd. advanced us $144,825. This advance is unsecured, due on demand and non-interest bearing. Subsequent to September 30, 2003, we have received additional advances from The Vantage Group, our majority shareholder in the aggregate amount of approximately $275,000.

         Accounts receivable decreased from $122,494 at December 31, 2003 to $(0) at September 30, 2003. The decrease was due to the suspension of our operations.

         Inventories decreased from $1,508,545 at December 31, 2002 to $528,988 at September 30, 2003, a decrease of $979,577. This decrease was due to a reduction of working capital and the suspension of our operations.

         Due from related parties (officers) decreased from $279,070 at December 31, 2002 to $10,840 at September 30, 2003. The decrease is primarily due to the reduction of funds due from officers of Motorcars of South Florida (Barry Tenzer). These advances were made prior to Motorcars of South Florida being acquired by our public holding company. During the six month period ended September 30, 2003, Barry Tenzer paid the remaining balance on a note payable as well as other expenses and liabilities of our company for total payments of $768,210. At September 30, 2003 we owe Mr. Tenzer $553,948. This advance is unsecured, due on demand and non-interest bearing. The amounts due from related parties (officers) are from loans made to David Jacoby, our former Principal Financial Officer, which were made prior to Motorcars of South Florida being acquired by our public holding company.

         Deposits decreased from $258,614 at December 31, 2002 to $150,000 at September 30, 2003, a decrease of $108,614. Deposits consisted of the advance paid by a customer for a Saleen automobile. In April 2003, we received the Saleen for which we had paid a $225,000 deposit and for which a customer had paid us $150,000 in advance to buy the vehicle. Because of the delay in delivery of the vehicle from the factory, the customer no longer wants to purchase the vehicle. We have agreed that the vehicle will be sold and the customer's deposit will be repaid from the proceeds.

         Accounts payable and accrued expenses decreased from $582,833 at December 31, 2002 to $334,612 at September 30, 2003, a decrease of $248,221 or 42.6%. The majority of accounts payable include legal fees, accounting fees and capital lease payments.

         Amounts due under the revolving floor plan decreased from $988,568 at December 31, 2002 to $248,498 at September 30, 2003, a decrease of $740,070, due to the closing of our Delray facility and lack of inventory. A portion of the remaining amounts due will be paid from existing inventory. Mr. Tenzer has also personally guaranteed the floor plan.

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


                                             MOTOR CARS AUTO GROUP INCORPORATED


Dated: May 3, 2004                           By: /s/ Barry Tenzer
                                                --------------------------------
                                                Barry Tenzer
                                                Principal Executive Officer and
                                                Principal Financial Officer